Form 10-Q
period 1996-06-30
DAWSON PRODUCTION SERVICES INC
filed 1996-08-14
CIK 1005970

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    Form 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended June 30, 1996.

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from ________ to _______.

                         Commission file number 0-27732

                        DAWSON PRODUCTION SERVICES, INC.
             (Exact name of registrant as specified in its charter)

                  TEXAS                                    74-2231546
      (State or other jurisdiction                      (I.R.S. Employer
            or organization)                           Identification No.)

       901 N.E. Loop 410, Suite 700
           San Antonio, Texas                              78209-1306
 (Address of principal executive offices)                  (Zip Code)

        Registrants telephone number, including area code: (210) 828-1838

                                 NOT APPLICABLE
              (Former name, former address and former fiscal year,
                         if changed since last report)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                 Yes [X] No [ ]

     The number of shares outstanding of each of the issuer's classes of common stock, as of August 9, 1996: Common Stock, $0.01 par value - 6,391,125 shares.

                        DAWSON PRODUCTION SERVICES, INC.
                               INDEX TO FORM 10-Q

                                                                            PAGE
                                                                            ----

PART I. FINANCIAL INFORMATION

     Item 1. Financial Statements (Unaudited)

          Consolidated Balance Sheets - March 31, 1996 and June 30,
          1996 ............................................................... 1

          Consolidated Statements of Operations - Three Months
          Ended June 30, 1995 and 1996 ....................................... 2

          Consolidated Statements of Cash Flows - Three Months Ended
          June 30, 1995 and 1996 ............................................. 3

          Notes to Interim Consolidated Financial Statements ................. 4

     Item 2. Management's Discussion and Analysis of Financial Condition and
          Results of Operations .............................................. 6

SIGNATURE .................................................................... 9

PART II. OTHER INFORMATION  ..................................................10

                                     PART I

ITEM 1. FINANCIAL STATEMENTS (unaudited)

                        DAWSON PRODUCTION SERVICES, INC.

                           CONSOLIDATED BALANCE SHEETS

                                                                       March 31,        June 30,
                                                                         1996             1996
                                                                     ------------    ------------
                                                                                     (unaudited)
ASSETS
Current assets:
     Cash and cash equivalents ...................................   $ 13,863,108    $ 12,084,281
     Trade receivables (net of allowance for doubtful accounts of
      $193,362 and $290,839, respectively) .......................      8,773,156       9,905,808
     Other receivables ...........................................         95,202           7,115
     Income taxes receivable .....................................        740,768         580,098
     Prepaid expenses and other ..................................        215,497         580,817
                                                                     ------------    ------------
               Total current assets ..............................     23,687,731      23,158,119
Net property and equipment, substantially all pledged ............     29,114,671      30,824,374
Goodwill and other assets ........................................      3,565,555       3,591,624
                                                                     ------------    ------------
               Total assets ......................................   $ 56,367,957    $ 57,574,117
                                                                     ============    ============
LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
     Accounts payable ............................................   $  2,909,390    $  2,748,525
     Accrued liabilities .........................................      2,825,926       2,508,265
     Current portion of long-term debt ...........................         20,055         195,679
     Current portion of obligations under capital leases .........      1,167,384       1,307,448
                                                                     ------------    ------------
               Total current liabilities .........................      6,922,755       6,759,917
                                                                     ------------    ------------
 Long-term debt, net of current portion ..........................      1,530,903       1,526,145
 Obligations under capital leases, net of current portion ........      2,163,610       2,041,042
Deferred income taxes ............................................         56,310         473,000
Shareholders' equity :
 Preferred stock, no par value 560,600 shares authorized, none
     issued and outstanding ......................................           --              --
 Common stock, $.01 par value, 20,560,600 shares authorized,
      6,382,526 and 6,391,126 issued and outstanding, respectively         63,826          63,912
Paid-in capital ..................................................     41,458,254      41,522,152
Retained earnings ................................................      4,314,177       5,329,827
Notes receivable from officers ...................................       (141,878)       (141,878)
                                                                     ------------    ------------
               Total shareholders' equity ........................     45,694,379      46,774,013
Commitments and contingencies
                                                                     ------------    ------------
               Total liabilities and equity ......................   $ 56,367,957    $ 57,574,117
                                                                     ============    ============

          See accompanying notes to consolidated financial statements.

                                       1

                        DAWSON PRODUCTION SERVICES, INC.

                        CONSOLIDATED STATEMENTS OF INCOME
                                   (unaudited)

                                                                         Three Months Ended
                                                                              June 30,
                                                                    ----------------------------
                                                                        1995            1996
                                                                    ------------    ------------
Revenues ........................................................   $ 12,647,883    $ 14,677,591
                                                                    ------------    ------------
Costs and expenses:
     Operating ..................................................      8,139,613       9,492,960
     General and administrative .................................      2,157,018       2,259,617
     Depreciation and amortization ..............................      1,012,358       1,375,239
                                                                    ------------    ------------
               Total costs and expenses .........................     11,308,989      13,127,816
                                                                    ------------    ------------
                 Operating income ...............................      1,338,894       1,549,775
                                                                    ------------    ------------
Other income and expenses:
     Interest expense ...........................................        478,783          65,378
      Other expense (income), net ...............................        (10,955)       (122,213)
                                                                    ------------    ------------
               Total other income and expenses ..................        467,828         (56,835)
                                                                    ------------    ------------
               Income before minority interest and income taxes .        871,066       1,606,610
                                                                    ------------    ------------
Minority interest in consolidated subsidiary ....................        390,928            --
                                                                    ------------    ------------
Income before income taxes ......................................        480,138       1,606,610
Provision for income taxes ......................................        153,993         590,960
                                                                    ------------    ------------
Net income ......................................................        326,145       1,015,650
                                                                    ------------    ------------
Preferred stock dividends .......................................         24,905            --
                                                                    ------------    ------------
Net income applicable to common stock ...........................   $    301,240    $  1,015,650
                                                                    ============    ============
Earnings per common share:
     Primary ....................................................   $       0.12    $       0.16
     Fully diluted ..............................................   $       0.12    $       0.16

Weighted average common and common equivalent shares outstanding:
     Primary ....................................................      2,405,962       6,509,816
     Fully diluted ..............................................      3,124,634       6,509,816

          See accompanying notes to consolidated financial statements.

                                       2

                        DAWSON PRODUCTION SERVICES, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)

                                                                        Three Months Ended
                                                                              June 30,
                                                                    ---------------------------
                                                                       1995            1996
                                                                    -----------    ------------
Cash flows from operating activities:
     Net income .................................................   $   326,145    $  1,015,650
Adjustments to reconcile net income to net cash
 provided by operating activities:
     Minority interest in net income of subsidiary company ......       390,928            --
     Depreciation and amortization ..............................     1,012,358       1,375,239
     Allowance for doubtful accounts ............................         6,000         (97,477)
     Gain on sale of assets .....................................       (14,778)           (601)
     Increase (decrease) in deferred income taxes ...............          --           416,690
     Decrease (increase) in receivables .........................       241,379        (786,418)
     Decrease (increase) in prepaid expense and other ...........      (444,447)       (365,320)
     Decrease (increase) in other assets ........................       (12,500)         12,641
     Increase (decrease) in accounts payable ....................       395,784        (160,865)
     Increase (decrease) in accrued expenses ....................      (206,897)       (317,661)
                                                                    -----------    ------------
                 Net cash provided by operating activities ......     1,693,972       1,091,878
Cash flows from investing activities:
     Acquisitions ...............................................          --        (1,452,450)
     Additions to property and equipment ........................    (1,020,955)       (969,830)
     Proceeds from sales of property ............................        16,750          31,256
                                                                    -----------    ------------
                  Net cash used in investing activities .........    (1,004,205)     (2,391,024)
Cash flows from financing activities:
     Long-term borrowings .......................................       495,694         326,662
     Payments on long-term debt .................................      (684,467)       (155,796)
     Capital lease payments .....................................       (67,002)       (714,531)
     Exercise of common stock options and warrants ..............          --            63,984
     Cash dividends on preferred stock ..........................       (24,905)           --
                                                                    -----------    ------------
                   Net cash used in financing activities ........      (280,680)       (479,681)
                                                                    -----------    ------------
                   Net increase (decrease) in cash ..............       409,087      (1,778,827)
      Cash and cash equivalents at the beginning of the period ..     2,796,540      13,863,108
                                                                    -----------    ------------
      Cash and cash equivalents at the end of the period ........   $ 3,205,627    $ 12,084,281
                                                                    ===========    ============
Supplemental disclosures of cash flow information: Cash paid for:
                Interest ........................................   $   507,615    $     93,426
                Income taxes ....................................       190,000            --
Supplemental disclosures of non-cash transactions:
    Assets acquired under capital lease .........................       679,326         732,027

          See accompanying notes to consolidated financial statements.

                                       3

                         PART I---FINANCIAL INFORMATION

                        DAWSON PRODUCTION SERVICES, INC.
            NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.         GENERAL

           The unaudited consolidated financial statements included herein have been prepared without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted, pursuant to such rules and regulations. These unaudited consolidated financial statements should be read in conjunction with Dawson Production Services, Inc. (the "Company's") audited consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended March 31, 1996.

           The unaudited consolidated financial information included herein reflects all adjustments, consisting only of normal recurring adjustments, which are necessary, in the opinion of management, for a fair presentation of the Company's financial position or results of operations for the interim periods presented. The interim information contained herein is not necessarily indicative of the results to be expected for the full year.

2.         COMMITMENTS AND CONTINGENCIES

           The Company is involved in various claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the Company's consolidated financial position or results of operation.

3.         ACQUISITIONS

           In April 1996, the Company acquired the assets of two small production testing companies in Louisiana. The aggregate purchase price was approximately $673,000. Goodwill and a non-compete agreement were recognized on these transactions which amounted to approximately $111,000. These items are being amortized over a twenty year period and a five year period, respectively.

           In May 1996, the Company acquired the Texas based well servicing division of a non-affiliated company. The aggregate purchase price was $779,000.

           The acquisitions have been accounted for as purchases and, accordingly, the operating results have been included in the Company's statement of income since the dates of acquisition. The effect on results of operations would not have been material if such acquisitions had occurred at the beginning of the year.

4.         SUBSEQUENT EVENTS

           In July 1996, the Company acquired all of the outstanding capital stock of Taylor Companies, Inc., a Texas corporation for aggregate consideration of approximately $12,750,000. Upon the closing of this transaction, the acquired companies had certain outstanding liabilities relating to the ongoing business operations of Taylor Companies, Inc. and its subsidiaries.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Results of Operations - Quarters ended June 30, 1996 and 1995

           Revenues. Revenues were $14.7 million in the quarter ended June 30, 1996, a 16% increase compared with revenues of $12.6 million in the quarter ended June 30, 1995. Compared to the same period in 1995, revenues in the quarter ended June 30, 1996 increased by 15%, 27% and 3% in workover, liquid and production services, respectively. The increase in revenues is attributable to an addition of six workover rigs purchased as part of an acquisition in May 1996, the addition of eleven salt water disposal trucks in March 1996 and increased demand in workover, liquid and production services due to a general improvement in market conditions.

           Costs and Expenses. The Company's costs and expenses for the quarter ended June 30, 1996 were $13.1 million, a 16% increase compared to costs and expenses of $11.3 million for the quarter ended June 30, 1995. Operating expenses for the period increased $1.4 million reflecting the higher utilization rates in all lines of business while general and administrative costs increased $0.1 million.

           Interest Expense. Interest expense in the first quarter of 1996 was $0.1 million compared with $0.5 million in the first quarter of 1995. The decrease of $0.4 million is attributable to the retirement of debt from funds generated from the IPO completed in March 1996.

           Minority Interest. The elimination of minority interest of $0.4 million from the quarter ended June 30, 1995 to June 30, 1996 was due to the acquisition of the 39% minority interest in the Company's subsidiary, Dawson Welltech, L.C.

           Net Income. For the quarter ended June 30, 1996, the Company had net income of $1.0 million, a 212% increase in earnings over the $0.3 million in earnings for the quarter ended June 30, 1995. The increase in earnings reflects stronger overall market conditions, the purchase of the minority interest and interest savings resulting from the retirement of debt using a portion of the funds generated from the Initial Public Offering (IPO) completed in March 1996.

Financial Condition and Liquidity

     Cash Flows. The Company had cash and cash equivalents of $12.1 million at June 30, 1996 compared to $13.9 million at March 31, 1996. Working capital was $16.4 million and $16.8 million at June 30, 1996 and March 31, 1996, respectively. The Company used a net of $2.4 million for investing activities in the quarter ended June 30, 1996, primarily for acquisitions consisting of $1.4 million for the purchase of six workover rigs and two small production service companies in Louisiana. Capital expenditures consisting of $1.0 million for capital additions and improvements were utilized in investing activities for the quarter. The Company used a net $1.0 million for investing activities in the first quarter in 1995. The Company anticipates that fiscal 1997 capital expenditures will consist of approximately $7.0 million for capital additions and improvements, exclusive of acquisitions. Acquisitions of additional assets and businesses are expected to continue to be an important part of the Company's strategy for growth. The Company would, under certain circumstances, need to obtain additional financing to fund such acquisitions.

           Credit Facilities and Long-term Debt. The Company has available a bank line of credit to finance temporary working capital requirements and to support the issuance of letters of credit. The maximum availability is the lesser of (i) $4.0 million, or (ii) a calculated amount based on a percentage of accounts receivable meeting certain criteria. At June 30, 1996, the maximum availability was $4.0 million, of which none had been drawn in cash, and $0.5 million being utilized to support the issuance of letters of credit related to the Company's workers' compensation coverage.

           Effective July 29, 1996 the Company acquired the common stock of Taylor Companies, Inc. Taylor Companies, Inc. provides liquid services, which are comprised of vacuum truck services, frac tank rentals and salt water injection wells, in central and eastern Texas. The acquisition was funded by (i) $7.0 million of bank debt, (ii) $1.75 million of seller financing and (iii) approximately $4.0 million of cash reserves resulting from the Company's IPO in March of 1996.

           Forward-Looking Information. The statements herein regarding future financial performance and results and the other statements which are not historical facts are forward-looking statements that involve risks and uncertainties, including but not limited to, industry conditions, prices of crude oil and natural gas and other factors discussed herein and in the Company's other Securities and Exchange Commission filings.

                           PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     See note 2 herein to the Notes to the Unaudited Financial Statements.

ITEM 2. CHANGES IN SECURITIES

     Not applicable.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

     Not applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     No matters have been submitted to a vote of Security holders.

ITEM 5. OTHER INFORMATION

     Not applicable.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a.) Exhibits                                          Incorporated
          Number         Description                        by Reference
          --------       -----------                        ------------
          Exhibit 11.1   Statement Regarding Computation    Filed herein
                         of Per Share Earnings

     (b.) Reports on Form 8-K

          In a Current Report on Form 8-K dated August 13, 1996, the Company reported that it had acquired the common stock of Taylor Companies, Inc.

                                   SIGNATURES

           Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

                                DAWSON PRODUCTION SERVICES, INC.

                                By: __________________________________
                                    P. Mark Stark, Chief Financial Officer

                                    (Principal Financial and Accounting Officer)

Date: August 14, 1996