Form 10-Q/A
period 1996-06-30
DAWSON PRODUCTION SERVICES INC
filed 1996-08-16
CIK 1005970

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   Form 10-Q/A
                                  Amendment 1

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

                        DAWSON PRODUCTION SERVICES, INC.

                 I.R.S. EMPLOYER IDENTIFICATION NO. 74-2231546

                         COMMISSION FILE NUMBER 0-27732

                                  FORM 10-Q/A

                                  AMENDMENT 1

Exhibit 27, the Financial Data Schedule, is being amended solely to correct typographical errors in the original exhibit filed August 14, 1996.

                                   SIGNATURES

           Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

                            DAWSON PRODUCTION SERVICES, INC.

                            By: /s/ P. MARK STARK
                                    P. Mark Stark, Chief Financial Officer

                                    (Principal Financial and Accounting Officer)

Date: August 16, 1996