Form 10-Q
period 1996-09-30
DAWSON PRODUCTION SERVICES INC
filed 1996-11-14
CIK 1005970

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    Form 10-Q

             [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934
                 For the quarterly period ended September 30, 1996.

             [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                 OF THE SECURITIES EXCHANGE ACT OF 1934
                 For the transition period from              to

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

     The number of shares outstanding of each of the issuer's classes of common stock., as of November 11, 1996: Common Stock, $0.01 par value - 6,391,125 shares.

                        DAWSON PRODUCTION SERVICES, INC.
                               INDEX TO FORM 10-Q

                                                                          PAGE 1
                                                                          ------
PART I.        FINANCIAL INFORMATION

     Item 1.   Financial Statements (Unaudited)

               Consolidated Balance Sheets-
               March 31, 1996 and September 30, 1996 ......................   1

               Consolidated Statements of Operations-
               Three Months Ended September 30, 1995 and 1996
               and Six Months Ended September 30, 1995 and 1996 ...........   2

               Consolidated Statements of Cash Flows-
               Six Months Ended September 30, 1995 and 1996 ...............   3

               Notes to Interim Consolidated Financial Statements .........   4

     Item 2.   Management's Discussion and Analysis of Financial
               Condition and Results of Operations ........................   6


PART II.       OTHER INFORMATION ..........................................  10


SIGNATURE .................................................................  12

                                     PART I

ITEM 1. FINANCIAL STATEMENTS (unaudited)

                        DAWSON PRODUCTION SERVICES, INC.
                           CONSOLIDATED BALANCE SHEETS

ASSETS
                                                                             March 31,     September 30,
                                                                               1996            1996
                                                                                            (unaudited)
                                                                           ------------    ------------
Current assets:
     Cash and cash equivalents .........................................   $ 13,863,108    $  9,364,032
     Trade receivables (net of allowance for doubtful accounts of
         $290,839 and $307,236, respectively) ..........................      8,773,156      13,687,635
     Other receivables .................................................         95,202         281,536
     Income taxes receivable ...........................................        740,768         290,768
     Prepaid expenses and other ........................................        215,497         882,996
                                                                           ------------    ------------
               Total current assets ....................................     23,687,731      24,506,967
 Net property and equipment, substantially all pledged .................     29,114,671      39,209,362
Goodwill and other assets ..............................................      3,565,555      10,375,613
                                                                           ------------    ------------
               Total assets ............................................   $ 56,367,957    $ 74,091,942
                                                                           ============    ============

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
     Accounts payable ..................................................   $  2,909,390    $  4,114,105
     Accrued liabilities ...............................................      2,825,926       3,237,185
     Current portion of long-term debt .................................         20,055       3,646,947
     Current portion of obligations under capital leases ...............      1,167,384       1,707,665
                                                                           ------------    ------------
               Total current liabilities ...............................      6,922,755      12,705,902
                                                                           ------------    ------------
 Long-term debt, net of current portion ................................      1,530,903       8,730,100
 Obligations under capital leases, net of current portion ..............      2,163,610       1,478,405
Deferred income taxes ..................................................         56,310       3,244,169
Shareholders' equity :
    Preferred stock, no par value 560,600 shares authorized, none
         issued and outstanding ........................................           --              --
    Common stock, $.01 par value, 20,560,600 shares authorized,
         6,382,526 and 6,391,126 issued and outstanding, respectively ..         63,826          63,912
    Paid-in capital ....................................................     41,458,254      41,522,152
    Retained earnings ..................................................      4,314,177       6,489,180
    Notes receivable from officers .....................................       (141,878)       (141,878)
                                                                           ------------    ------------
               Total shareholders' equity ..............................     45,694,379      47,933,366
Commitments and contingencies                                              ------------    ------------
               Total liabilities and equity ............................   $ 56,367,957    $ 74,091,942
                                                                           ============    ============

          See accompanying notes to consolidated financial statements.

                        DAWSON PRODUCTION SERVICES, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (unaudited)

                                                                        Three Months Ended             Six Months Ended
                                                                            September 30,                 September 30,
                                                                  ----------------------------   ----------------------------
                                                                        1995           1996           1995            1996
                                                                  -------------   -------------  -------------   -------------
Revenues ......................................................   $ 13,240,504    $ 19,133,840   $ 25,888,387    $ 33,811,434
Costs and expenses:
     Operating ................................................      8,735,545      12,400,558     16,875,158      21,893,507
     General and administrative ...............................      2,080,994       3,078,743      4,238,011       5,338,804
     Depreciation and amortization ............................      1,004,066       1,500,735      2,016,424       2,875,974
                                                                  -------------   -------------  -------------   -------------
               Total costs and expenses .......................     11,820,605      16,980,036     23,129,593      30,108,285
                                                                  -------------   -------------  -------------   -------------
                 Operating income .............................      1,419,899       2,153,804      2,758,794       3,703,149
                                                                  -------------   -------------  -------------   -------------
Other income and expenses:
     Interest expense .........................................        474,089         230,642        952,872         296,022
      Other expense (income), net .............................        (16,252)            781        (27,207)       (121,820)
                                                                  -------------   -------------  -------------   -------------
               Total other income and expenses ................        457,837         231,423        925,665         174,202
                                                                  -------------   -------------  -------------   -------------
               Income before minority interest and income taxes        962,062       1,922,381      1,833,129       3,528,947
Minority interest in consolidated subsidiary ..................        396,073            --          787,001            --
                                                                  -------------   -------------  -------------   -------------
Income before income taxes ....................................        565,989       1,922,381      1,046,128       3,528,947
Provision for income taxes ....................................        244,007         762,984        398,000       1,353,944
                                                                  -------------   -------------  -------------   -------------
Net income ....................................................        321,982       1,159,397        648,128       2,175,003
                                                                  -------------   -------------  -------------   -------------
Preferred stock dividends .....................................           --              --           50,086            --
                                                                  -------------   -------------  -------------   -------------
Net income applicable to common stock .........................   $    321,982    $  1,159,397   $    598,042    $  2,175,003
                                                                  =============   =============  =============   =============
Earnings per common share:
     Primary ..................................................   $       0.12    $       0.18   $       0.25    $       0.33
     Fully diluted ............................................   $       0.12    $       0.18   $       0.23    $       0.33

Weighted average common  and common equivalent
   shares outstanding:
     Primary ..................................................      2,420,294       6,502,933      2,384,359       6,510,428
     Fully diluted ............................................      3,124,792       6,540,618      3,095,826       6,527,796

          See accompanying notes to consolidated financial statements.

                        DAWSON PRODUCTION SERVICES, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)

                                                                     Six Months Ended
                                                                       September 30,
                                                                 ---------------------------
                                                                    1995           1996
                                                                 -----------    ------------
Cash flows from operating activities:
     Net income ..............................................   $   648,128    $  2,175,003
Adjustments to reconcile net income to net cash
 provided by operating activities:
     Minority interest in net income of subsidiary company ...       787,001            --
     Depreciation and amortization ...........................     2,016,424       2,875,974
     Allowance for doubtful accounts .........................       (48,088)         53,603
     (Gain) loss on sale of assets ...........................       (19,176)         81,826
     Increase (decrease) in deferred income taxes ............        26,740         978,192
     Decrease (increase) in receivables ......................      (509,666)       (721,886)
     Decrease (increase) in prepaid expense and other ........      (604,779)       (463,526)
     Decrease (increase) in other assets .....................        68,092          10,014
     Increase (decrease) in accounts payable .................       184,904         378,408
     Increase (decrease) in income tax payable ...............      (184,375)        (17,980)
     Increase (decrease) in accrued expenses .................       (38,762)       (506,176)
                                                                 -----------    ------------
                 Net cash provided by operating activities ...     2,326,443       4,843,452
Cash flows from investing activities:
     Acquisitions ............................................          --       (12,958,413)
     Additions to property and equipment .....................    (2,689,532)     (2,236,135)
     Proceeds from sales of property .........................       195,578          65,428
                                                                 -----------    ------------
                  Net cash used in investing activities ......    (2,493,954)    (15,129,120)
Cash flows from financing activities:
     Long-term borrowings ....................................       170,100       7,261,330
     Payments on long-term debt ..............................      (781,757)       (462,451)
     Capital lease payments ..................................      (320,277)     (1,076,271)
     Exercise of common stock options and warrants ...........          --            63,984
     Cash dividends on preferred stock .......................       (50,086)           --
      Subsidiary distributions to minority owner .............      (131,935)           --
                                                                 -----------    ------------
                   Net cash (used) provided in
                    financing activities .....................    (1,113,955)      5,786,592
                                                                 -----------    ------------
                   Net increase (decrease) in cash ...........    (1,281,466)     (4,499,076)
      Cash and cash equivalents at the beginning of the period     2,796,540      13,863,108
                                                                 -----------    ------------

      Cash and cash equivalents at the end of the period .....   $ 1,515,074    $  9,364,032
                                                                 ===========    ============

Supplemental disclosures of cash flow information:
   Cash paid for:
                Interest .....................................   $ 1,058,823    $    261,681
                Income taxes .................................       640,000         214,000
Supplemental disclosures of non-cash transactions:
    Assets acquired under capital lease ......................       820,292         904,547
    Conversion of long-term debt to common stock .............        75,000            --
    Note issued to seller in acquisition .....................          --         1,750,000

          See accompanying notes to consolidated financial statements.

                         PART I---FINANCIAL INFORMATION

                        DAWSON PRODUCTION SERVICES, INC.
            NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.   GENERAL

        The unaudited consolidated financial statements included herein have been prepared without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted, pursuant to such rules and regulations. These unaudited consolidated financial statements should be read in conjunction with Dawson Production Services, Inc. (the "Company's" ) audited consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended March 31, 1996.

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

2.   ACQUISITIONS

        In April 1996, the Company acquired the assets of two small production testing companies in Louisiana. The aggregate purchase price was approximately $673,000. Goodwill and a non-compete agreement were recognized on these transactions which amounted to approximately $111,000. These items are being amortized over a twenty and five year periods, respectively.

        In May 1996, the Company acquired the Texas-based well servicing division of a non-affiliated company. The aggregate purchase price was $779,000.

        In July 1996, the Company acquired the assets of a trucking company in Louisiana. The aggregate purchase price was approximately $400,000. Goodwill recognized on the transaction amounted to $50,000 which is being amortized over a twenty-year period.

        Effective July 29, 1996, the Company acquired all of the issued and outstanding stock of Taylor Companies, Inc. for an aggregate purchase price of $12,750,000, consisting of $11,100,000 in cash and $1,750,000 subordinated promissory note payable to the selling shareholders. Goodwill recognized on this transaction amounted to $6,690,000 which is being amortized over a twenty year period. The Company reported this acquisition and related proforma effects on a current report on Form 8-K .

        The acquisitions have been accounted for as purchases and, accordingly, the operating results have been included in the Company's statement of income since the dates of acquisition. The effect on results of operations would not have been material if such acquisitions had occurred at the beginning of the year other than the Taylor acquisition.

        On October 1996, the Company entered into a Letter of Intent to acquire the oilfield service assets, principally related to liquid services, of Morley Environmental Services, Inc. for $5.5 million.

3.   LOAN COMMITMENTS

        In July 1996, to finance a portion of the Taylor acquisition, the Company obtained a loan from a bank in the amount of $7.0 million. The promissory note carries an annual interest rate of 7.53% and has a maturity date of November 25, 1996. In September 1996, the Company obtained a take-out commitment for a term loan in the amount of $7.0 million to replace the promissory note. Under the terms of the commitment, the Company is required to pay monthly installments, over a five year period, of $116,666.67 plus accrued interest on the outstanding balance at the lesser of LIBOR plus 2.25% or the highest lawful rate. The Company will grant the bank a first lien security interest in all assets acquired in the Taylor acquisition, and the loan to value ratio with respect to the secured assets may not exceed 70%. Included in the commitment agreement are various financial covenants with which the Company must comply. A portion of the promissory note has been classified as long term at September 30, 1996 based upon the provisions of the term loan commitment.

        In September 1996, the Company signed a commitment letter for an acquisition line of credit in the amount of $20.0 million and a working capital line of credit in the amount of $10.0 million. Interest on advances on the acquisition line of credit is to be computed at a per annum rate equal to the lesser of (i) the prime rate of interest of the bank as adjusted from time to time; (ii) a varying percentage ranging from 2% to 3% over the 180-day LIBOR rate determined by the total funded debt to cash flow ratio and adjusted to reflect changes in LIBOR or the total funded debt to cash flow ratio; or (iii) the highest lawful rate. Interest on advances on the working capital line of credit are to be computed at a per annum rate equal to the lesser of: (i) the prime rate of the bank as adjusted from time to time; (ii) a varying percentage rate ranging from 1.75% to 2.75% over the Company's choice of the 30-day, 90-day or 180-day LIBOR rate of interest; or (iii) the highest rate permitted by applicable law. Under terms of the agreement, the Company must maintain minimum working capital, tangible net worth, current ratios and debt to capital ratios. The Company intends to pursue efforts to close the above described term loan, acquisition line of credit and working capital line of credit. However, there can be no assurance that these loan agreements will be consummated.

4.   COMMITMENTS AND CONTINGENCIES

        The Company is involved in various claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the Company's consolidated financial position or results of operation.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Forward-Looking  Information

     This section of the Company's Quarterly Report on Form 10-Q contains forward-looking statements. The statements herein regarding future financial performance and results and the other statements which are not historical facts are forward-looking statements and involve risks and uncertainties, including but not limited to, the Company's ability to consummate the loan transactions described below, the ability to locate and complete suitable acquisitions, industry conditions, prices of crude oil and natural gas and other factors.

Results of Operations - Quarters Ended  September 30, 1996 and 1995

     Revenues. Revenues were $19.1 million for the quarter ended September 30, 1996, a 45% increase compared with revenues of $13.2 million for the quarter ended September 30, 1995. Compared to the same period in 1995, revenues for the quarter ended September 30, 1996 increased by 11%, 133% and 13% in the workover, liquid and production services lines of business, respectively. The increase in revenues is primarily attributable to the acquisition of a liquid services business, Taylor Companies, Inc. ("Taylor"), in July 1996, the addition of eleven salt water disposal trucks in March 1996, the addition of six workover rigs acquired in May 1996 and increased demand in the workover, liquid services and production services lines of business.

     Costs and Expenses. The Company's costs and expenses for the quarter ended September 30, 1996 were $17.0 million, a 44% increase compared to costs and expenses of $11.8 million for the quarter ended September 30, 1995. Operating expenses for the period increased $3.7 million reflecting the addition of Taylor and higher demand for services in all lines of business. General and administrative expenses, which include the field office general and administrative expenses, increased $1.0 million primarily due to the addition of Taylor.

     Interest Expense. Interest expense for the quarter ended September 30, 1996 was $0.2 million compared to $0.5 million for the quarter ended September 30, 1995. The decrease of $0.3 million is attributable to the retirement of debt from funds generated from the Company's initial public offering which was completed in March 1996. The Company anticipates that interest expense will increase in future periods due to the incurrence of $7.0 million of debt to acquire Taylor.

     Minority Interest. The decrease in minority interest of $0.4 million from the quarter ended September 30, 1995 as compared to the quarter ended September 30, 1996 was due to the acquisition, in November 1995, of the remaining 39% minority interest in the Company's subsidiary, Dawson Welltech, L.C.

     Net Income. For the quarter ended September 30, 1996, the Company had net income of $1.2 million, a 261% increase over the $0.3 million in net income for the quarter ended September 30, 1995. The increase in net income reflects the acquisition of Taylor , stronger overall market conditions, the purchase of the remaining minority interest in Dawson Welltech, L.C. and interest savings resulting from the retirement of debt using a portion of the funds generated from the Company's initial public offering completed in March 1996.

Results of Operations - Six Months Ended  September 30, 1996 and 1995

     Revenues. Revenues were $33.8 million for the six months ended September 30, 1996, a 31% increase compared with revenues of $25.9 million for the six months ended September 30, 1995. Compared to the same period in 1995, revenues for the six months ended September 30, 1995 increased by 13%, 81% and 8% in the workover, liquid and production services lines of business, respectively. The increase in revenues is attributable primarily to the acquisition of the liquid services business of Taylor in July 1996, the addition of eleven salt water disposal trucks in March 1996, the addition of six workover rigs acquired in May 1996 and increased demand in the workover, liquid services and production services lines of business.

     Costs and Expenses. The Company's costs and expenses for the six months ended September 30, 1996 were $30.1 million, a 30% increase compared to costs and expenses of $23.1 million for the six months ended September 30, 1995. Operating expenses for the period increased $5.0 million reflecting the addition of Taylor and higher demand for services in all lines of business. General and administrative expenses for the period, which include the field office, general and administrative expenses, increased $1.1 million primarily due to the addition of Taylor.

     Interest Expense. Interest expense for the six months ended September 30, 1996 was $0.3 million compared with $1.0 million for the corresponding period in 1995. The decrease of $0.7 million is attributable to the retirement of debt from funds generated from the Company's initial public offering completed in March 1996. The Company anticipates that interest expense will increase in future periods due to the incurrence of $7.0 million in debt to acquire Taylor.

     Minority Interest. The decrease in minority interest of $0.8 million from the six months ended September 30, 1995 as compared to the six months ended September 30, 1996 was due to the acquisition in November 1995 of the remaining 39% minority interest in the Company's subsidiary, Dawson Welltech, L.C.

     Net Income. For the six months ended September 30, 1996, the Company had net income of $2.2 million, a 264% increase over the $0.6 million in net income for the same period in 1995. The increase in net income reflects the acquisition of Taylor, stronger overall market conditions, the purchase of the remaining minority interest in Dawson Welltech, L.C. and interest savings resulting from the retirement of debt using a portion of the funds generated from the Company's initial public offering completed in March 1996.

Liquidity and Capital Resources

     Cash Flows. The Company had cash and cash equivalents of $9.4 million at September 30, 1996 compared to $13.9 million at March 31, 1996. Working capital was $15.2 million and $16.8 million at September 30, 1996 and March 31, 1996, respectively. The Company used a net $15.1 million for investing activities in the six months ended September 30, 1996, primarily for the acquisition of Taylor and for capital expenditures of $2.2 million. The Company used a net $2.5 million for investing activities in the six months ended September 30, 1995. The Company anticipates that fiscal 1997 capital expenditures will consist of approximately $7.0 million for improvements to its existing equipment and capital additions. Under the Company's September 1996 $7.0 million loan commitment discussed below, the Company will not be permitted to spend more than $7.0 million annually on capital expenditures without obtaining a waiver from its lender. Acquisitions of additional assets and businesses are expected to continue to be an important part of the Company's strategy for growth. However, the Company would, under certain circumstances, need to obtain additional financing to fund such acquisitions. If the Company is unable to locate suitable acquisitions or to obtain financing on acceptable terms, the Company's growth will be adversely affected. While the Company believes it will be able to negotiate favorable acquisitions and financing transactions, there can be no assurance that this will be the case.

      In a continuation of the Company's growth strategy, the Company announced on November 1, 1996 that it had signed a Letter of Intent to acquire the oilfield service assets, principally related to liquid services, of Mobley Environmental Services, Inc. for $5.5 million. There can be no assurance that this transaction will be consummated.

     Credit Facilities and Long-Term Debt. The Company has available a bank line of credit to finance temporary working capital requirements and to support the issuance of letters of credit. The maximum availability is the lesser of (i) $4.0 million or (ii) a calculated amount based on a percentage of accounts receivable meeting certain criteria. This line of credit is secured by a first lien security interest on the Company's accounts receivable. At September 30, 1996, the maximum availability was $4.0 million, none of which had been drawn in cash, and $0.5 million of which was being utilized to support the issuance of letters of credit related to the Company's workers' compensation coverage.

     In July 1996, to finance a portion of the Taylor acquisition, the Company obtained a loan from a bank in the amount of $7.0 million . The promissory note carries an annual interest rate of 7.53% and has a maturity date of November 25, 1996. In September 1996, the Company obtained a take-out commitment for a term loan in the amount of $7.0 million to replace the promissory note. Under the terms of the commitment, the Company is required to pay monthly installments, over a five year period, of $116,666.67 plus accrued interest on the outstanding balance at the lesser of LIBOR plus 2.25% or the highest lawful rate. The Company will grant the bank a first lien security interest in all assets acquired in the Taylor acquisition, and the loan to value ratio with respect to the secured assets may not exceed 70%. Included in the commitment agreement are financial covenants under which the borrower must maintain (i) a current ratio of no less than 1.25 to 1; (ii) a debt to worth ratio no greater than 1.10 to 1;
(iii) a total funded debt to cash flow ratio of no greater than 6 to 1; (iv) a debt service coverage ratio no less than 1.25 to 1; (v) working capital of no less than $2.0 million; and (vi) a tangible net worth of no less than $30.0 million. In addition, annual capital expenditures, excluding acquisitions of businesses, cannot exceed $7.0 million. The Company is currently in compliance with these provisions. The Company intends to pursue efforts to close the above-described loan. However, there can be no assurance that this loan agreement will be consummated.

     In September 1996, the Company signed a commitment letter for an acquisition line of credit in the amount of $20.0 million and a working capital line of credit in the amount of $10.0 million. Interest on advances on the acquisition line of credit is to be computed at a per annum rate equal to the lesser of: (i) the prime rate of interest of the bank as adjusted from time to time; (ii) a varying percentage ranging from 2% to 3% over the 180-day LIBOR rate determined by the total funded debt to cash flow ratio and adjusted to reflect changes in LIBOR or the total funded debt to cash flow ratio; or (iii) the highest lawful rate. Interest on advances on the working capital line of credit are to be computed at a per annum rate equal to the lesser of: (i) the prime rate of the bank as adjusted from time to time; (ii) a varying percentage rate ranging from 1.75% to 2.75% over the Company's choice of the 30-day, 90-day or 180-
day LIBOR rate of interest; or (iii) the highest rate permitted by applicable law. Under terms of the agreement, the Company must comply with certain financial commitments, including but not limited to a minimum working capital requirement, a tangible net worth requirement, current ratios and debt to capital ratios. The Company intends to pursue efforts to close the above described term loan, acquisition line of credit and working capital line of credit. However, there can be no assurance that these loan agreements will be consummated, and failure to consummate them could have a material adverse effect on the Company's cash flow and working capital.

     In addition to the foregoing, in connection with the Taylor acquisition, the Company assumed $0.6 million of debt owed by Randy Taylor to a bank, and guaranteed payment of approximately $1.5 million of indebtedness owed by Taylor Services Company, Inc. to the same bank.

Inflation

     Inflation has not had a significant impact on the Company's operations to date.

                           PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         See note 4 herein to the Notes to the Unaudited Consolidated Financial Statements.

ITEM 2.  CHANGES IN SECURITIES

         Not applicable.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         Not applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         No matters have been submitted to a vote of security holders during the quarter ended September 30, 1996.

ITEM 5.  OTHER INFORMATION

         Not applicable.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

         (a) Exhibits

             Exhibit #
              10.23            Frost National Bank - Promissory Note
              10.24            Frost National Bank - Negative Pledge Agreement
              11.1             Earnings per share computations

         (b)  Reports on Form 8-K
              In a Current Report on Form 8-K and Form 8-KA dated July 29, 1996, the Company reported the acquisition of 100% of the issued and outstanding stock of Taylor Companies, Inc.

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

                                             DAWSON PRODUCTION SERVICES, INC.

                                             By: /s/ P. MARK STARK
                                                 P. Mark Stark,
                                                 Chief Financial Officer

                                             Date:   November 14, 1996
                                       11