Form 10-Q
period 1996-12-31
DAWSON PRODUCTION SERVICES INC
filed 1997-02-14
CIK 1005970

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    Form 10-Q

             [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                For the quarterly period ended December 31, 1996.

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

       Registrant's telephone number, including area code: (210) 828-1838

                                 NOT APPLICABLE
             (Former name, former address and former fiscal year,
                       if changed since last report)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes...X...           No.........

     The number of shares outstanding of each of the issuer's classes of common stock. as of February 14 , 1997: Common Stock, $0.01 par value per share - 6,399,725 shares.

                                     PART I

ITEM 1. FINANCIAL STATEMENTS (unaudited)

                        DAWSON PRODUCTION SERVICES, INC.
                           CONSOLIDATED BALANCE SHEETS

ASSETS
                                                    March 31,      December 31,
                                                       1996            1996
                                                   ------------    ------------
                                                                    (unaudited)
Current assets:
     Cash and cash equivalents .................   $ 13,863,108    $  9,183,167
     Trade receivables (net of allowance for
          doubtful accounts of $290,839
          and $407,080, respectively) ..........      8,773,156      16,382,461
     Other receivables .........................         95,202         277,322
     Income taxes receivable ...................        740,768         466,814
     Prepaid expenses and other ................        215,497         571,868
                                                   ------------    ------------
               Total current assets ............     23,687,731      26,881,632
Net property and equipment, substantially
     all pledged ...............................     29,114,671      39,273,241
Goodwill and other assets ......................      3,565,555      10,542,591
                                                   ------------    ------------
               Total assets ....................   $ 56,367,957    $ 76,697,464
                                                   ============    ============

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
     Accounts payable ..........................   $  2,909,390    $  3,951,418
     Accrued liabilities .......................      2,825,926       3,944,088
     Current portion of long-term debt .........         20,055       9,329,311
     Current portion of obligations under
         capital leases ........................      1,167,384       1,203,713
                                                   ------------    ------------
               Total current liabilities .......      6,922,755      18,428,530
                                                   ------------    ------------
Long-term debt, net of current portion .........      1,530,903       2,740,602
Obligations under capital leases,
     net of current portion ....................      2,163,610       1,742,824
Deferred income taxes ..........................         56,310       4,301,784
Shareholders' equity :
     Preferred stock, no par value, 560,600
         shares authorized, none
         issued and outstanding ................           --              --
     Common stock, $.01 par value,
          20,560,600 shares authorized,
          6,382,526 and 6,391,126 issued
          and outstanding, respectively ........         63,826          63,912
    Paid-in capital ............................     41,458,254      41,522,152
    Retained earnings ..........................      4,314,177       8,039,538
    Notes receivable from officers .............       (141,878)       (141,878)
                                                   ------------    ------------
               Total shareholders' equity ......     45,694,379      49,483,724
Commitments and contingencies ..................   ------------    ------------
               Total liabilities and equity ....   $ 56,367,957    $ 76,697,464
                                                   ============    ============

          See accompanying notes to consolidated financial statements.

                        DAWSON PRODUCTION SERVICES, INC.

                        CONSOLIDATED STATEMENTS OF INCOME
                                   (unaudited)

                                                     Three Months Ended               Nine Months Ended
                                                         December 31,                    December 31,
                                                 ----------------------------    ----------------------------
                                                     1995            1996            1995            1996
                                                 ------------    ------------    ------------    ------------
Revenues .....................................   $ 13,059,200    $ 22,455,685    $ 38,947,587    $ 56,267,119
                                                 ------------    ------------    ------------    ------------
Costs and expenses:
     Operating ...............................      8,592,345      13,881,062      25,467,503      35,774,569
     General and administrative ..............      2,347,245       3,705,837       6,585,256       9,174,641
     Depreciation and amortization ...........      1,197,858       1,968,979       3,214,282       4,844,953
                                                 ------------    ------------    ------------    ------------
               Total costs and expenses ......     12,137,448      19,555,878      35,267,041      49,794,163
                                                 ------------    ------------    ------------    ------------
                 Operating income ............        921,752       2,899,807       3,680,546       6,472,956
                                                 ------------    ------------    ------------    ------------
Other income and expenses:
     Interest expense ........................        448,502         295,457       1,401,374         591,479
      Other expense (income), net ............        (50,846)        (96,404)        (78,053)       (348,224)
                                                 ------------    ------------    ------------    ------------
               Total other income and expenses        397,656         199,053       1,323,321         243,255
                                                 ------------    ------------    ------------    ------------
               Income before minority interest
                    and income taxes .........        524,096       2,700,754       2,357,225       6,229,701
Minority interest in consolidated subsidiary .        150,163            --           937,164            --
                                                 ------------    ------------    ------------    ------------
Income before income taxes ...................        373,933       2,700,754       1,420,061       6,229,701
Provision for income taxes ...................        162,490       1,150,396         560,490       2,504,340
                                                 ------------    ------------    ------------    ------------
Net income ...................................        211,443       1,550,358         859,571       3,725,361
                                                 ------------    ------------    ------------    ------------
Preferred stock dividends ....................         19,094           --             69,180           --
                                                 ------------    ------------    ------------    ------------
Net income applicable to common stock ........   $    192,349    $  1,550,358    $    790,391    $  3,725,361
                                                 ============    ============    ============    ============
Earnings per common share:
     Primary .................................   $       0.06    $       0.24    $       0.31    $       0.57
     Fully diluted ...........................   $       0.06    $       0.23    $       0.30    $       0.57

Weighted average common  and common equivalent
   shares outstanding:
     Primary .................................      2,971,284       6,547,701       2,542,720       6,516,844
     Fully diluted ...........................      2,971,284       6,617,754       3,228,113       6,575,160

          See accompanying notes to consolidated financial statements.

                        DAWSON PRODUCTION SERVICES, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)

                                                                     Nine Months Ended
                                                                        December 31,
                                                                ----------------------------
                                                                    1995            1996
                                                                ------------    ------------
Cash flows from operating activities:
     Net income .............................................   $    859,571    $  3,725,361
Adjustments to reconcile net income to net cash
 provided by operating activities:
     Minority interest in net income of
          subsidiary company ................................        937,164            --
     Depreciation and amortization ..........................      3,214,280       4,844,953
     Allowance for doubtful accounts ........................        (43,589)        116,241
     (Gain) loss on sale of assets ..........................        (91,873)        108,916
     Increase (decrease) in deferred income taxes ...........        488,444       2,035,787
     Decrease (increase) in receivables .....................       (803,618)     (3,652,125)
     Decrease (increase) in prepaid expense and other .......       (368,916)       (152,398)
     Decrease (increase) in other assets ....................       (286,814)         12,283
     Increase (decrease) in accounts payable ................        517,175         214,834
     Increase (decrease) in income tax payable ..............       (865,572)        114,579
     Increase (decrease) in accrued expenses ................       (192,749)        (38,072)
                                                                ------------    ------------
                 Net cash provided by operating activities ..      3,363,503       7,330,359
Cash flows from investing activities:
     Acquisitions ...........................................           --       (13,304,887)
     Additions to property and equipment ....................     (3,415,276)     (3,870,011)
     Proceeds from sales of property ........................        200,030          72,279
                                                                ------------    ------------
                  Net cash used in investing activities .....     (3,215,246)    (17,102,619)
Cash flows from financing activities:
     Long-term borrowings ...................................        959,023       7,261,330
     Payments on long-term debt .............................     (2,172,816)       (770,613)
     Capital lease payments .................................       (749,977)     (1,462,382)
     Exercise of common stock options and warrants ..........           --            63,984
     Tax benefit realized from stock options ................         42,326            --
     Cash dividends on preferred stock ......................        (69,180)           --
     Subsidiary distributions to minority owner .............       (267,102)           --
                                                                ------------    ------------
          Net cash (used) provided in financing activities ..     (2,257,726)      5,092,319
                                                                ------------    ------------
          Net increase (decrease) in cash ...................     (2,109,469)     (4,679,941)
     Cash and cash equivalents at the beginning of the period      2,796,540      13,863,108
                                                                ------------    ------------
     Cash and cash equivalents at the end of the period .....   $    687,071    $  9,183,167
                                                                ============    ============

Supplemental disclosures of cash flow information:
   Cash paid for:
                Interest ....................................   $  1,525,200    $    563,312
                Income taxes ................................        600,000         576,000
Supplemental disclosures of non-cash transactions:
    Assets acquired under capital lease .....................      2,034,355       1,052,153
    Conversion of long-term debt to common stock ............         75,000            --
    Issuance of common stock for minority interest ..........      7,700,000            --
    Conversion of preferred stock to common stock ...........        252,500            --
    Note issued to seller in acquisition ....................           --         1,750,000

          See accompanying notes to consolidated financial statements.

                          PART I--FINANCIAL INFORMATION

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

2.     ACQUISITIONS

      In April 1996, the Company acquired the assets of two small production testing companies in Louisiana. The aggregate purchase price was approximately $673,000. Goodwill and a non-compete agreement were recognized on these transactions which amounted to approximately $111,000. These items are being amortized over twenty and five year periods, respectively.

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

      Effective July 29, 1996, the Company acquired all of the issued and outstanding stock of Taylor Companies, Inc. for an aggregate purchase price of $12,750,000, consisting of $11,100,000 in cash and $1,750,000 subordinated promissory note payable to the selling shareholders. Goodwill recognized on this transaction amounted to $6,690,000 which is being amortized over a twenty-year period. The Company reported this acquisition and related proforma effects on a current report on Form 8-K.

      The acquisitions have been accounted for as purchases and, accordingly, the operating results have been included in the Company's statement of income since the dates of acquisition. The effect on results of operations would not have been material if such acquisitions had occurred at the beginning of the year other than the Taylor acquisition.

      On January 20, 1997, the Company acquired the liquid services assets of Mobley Environmental Services, Inc. for approximately $5.0 million in cash and a $.5 million five year subordinated note

      On December 23, 1996, the Company entered into an Asset Purchase Agreement pursuant to which the Company will acquire substantially all of U.S. land-based well servicing assets of Pride Petroleum Services, Inc. for approximately $135,900,000 in cash ("Pride Acquisition"). The acquisition is expected to be financed through public offerings of senior subordinated notes and common stock. The Company also expects the acquisition to close during the quarter ending March 31, 1997.

3.    LOAN COMMITMENTS

      In July 1996, to finance a portion of the Taylor acquisition, the Company obtained an unsecured loan from a bank in the amount of $7.0 million. The promissory note carries an annual interest rate of 7.625% at December 31, 1996 and has a maturity date of March 31, 1997.

      The Company is currently negotiating with Frost Bank for a $50.0 million revolving credit facility and a $10.0 million to $20.0 million acquisition line of credit. The $50.0 million facility is expected to be subject to the closing of the public financings and the Pride Acquisition (as defined above). In the event the Pride Acquisition does not close, the Company, based on discussions with the bank, anticipates that the revolving credit facility will be reduced to $10.0 million and closed. Although management believes that the revolving credit will be consummated, there can be no assurance thereof and, the failure to consummate the revolving credit facility could have a material adverse effect on the Company's cash flow and working capital. The Company does not anticipate closing the acquisition line of credit until there is a closing ( or a determination not to close) the Pride Acquisition.

   4.        COMMITMENTS AND CONTINGENCIES

      The Company is involved in various claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the Company's consolidated financial position or results of operations.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS.

Forward-Looking  Information

     This Quarterly Report on Form 10-Q includes "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and
Section 21E of the Securities Exchange Act of 1934, as amended. All statements other than statement of historical information provided herein are forward-looking and may contain information about financial results, economic conditions, trends and known uncertainties. The Company cautions the reader that actual results could differ materially from those expected by the Company depending on the outcome of certain factors, including without limitation (I) fluctuations in the prices of oil and natural gas, competition, operating risks, acquisition risks, liquidity and capital requirements and the effects of governmental and environmental regulation, (ii) adverse changes in the operations acquired in connection with the acquisition by the Company of the land-based well servicing operation of Pride Petroleum Services, Inc. (the "Pride Acquisition") and (iii) adverse changes in the market for the Company's services. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. The Company undertakes no obligation to release publicly the results of any revisions to these forward-looking statements which may be made to reflect events or circumstances after the date hereof, including without limitation, changes in the Company's business strategy or planned capital expenditures, or to reflect the occurrence of unanticipated events.

Results of Operations - Quarters Ended  December 31, 1996 and 1995

     Revenues. Revenues were $22.5 million for the quarter ended December 31, 1996, a 72% increase compared with revenues of $13.1 million for the quarter ended December 31, 1995. Compared to the same period in 1995, revenues for the quarter ended December 31, 1996 increased by 22%, 161% and 78% in the workover, liquid and production services lines of business, respectively. The increase in revenues is attributable primarily to the acquisition of a liquid services business, Taylor Service Company, Inc. (the "Taylor Acquisition") in July 1996, which added 66 vacuum trucks to the Company's fleet. The remainder of the increase is due to the addition of 11 vacuum trucks in March 1996, the acquisition of six workover rigs in May 1996, the acquisition of a Louisiana based production testing company in February 1996, commencement of limited operations in Mexico and a general overall increase in demand in the workover, liquid services and production services lines of business.

     Costs and Expenses. The Company's costs and expenses for the quarter ended December 31, 1996 were $19.6 million, a 61% increase compared to costs and expenses of $12.1 million for the quarter ended December 31, 1995. Operating costs for the quarter ended December 31, 1996 increased $5.3 million from $8.6 million for the quarter ended December 31, 1995. General and administrative expenses, which include field office general and administrative expenses, increased $1.4 million over the same period in the previous fiscal year. The increases are primarily attributable to the Taylor Acquisition; however, the other acquisitions described above and overall increased demand for all of the Company's services has also contributed to the increase in expenses.

     Interest Expense. Interest expense for the quarter ended December 31, 1996 was $0.3 million compared to $0.4 million for the quarter ended December 31, 1995. The decrease of $0.1 million is attributable to the retirement of debt from funds generated from the Company's initial public offering which was completed in March 1996. The Company anticipates that interest expense will increase in future periods due to the incurrence of debt in connection with the Taylor Acquisition and the anticipated Pride Acquisition.

     Minority Interest. The elimination of the minority interest expense in the quarter ended December 31, 1996 was due to the acquisition, in November 1995, of the 39% minority interest in the Company's subsidiary, Dawson Welltech, L.C.

     Net Income. For the quarter ended December 31, 1996, the Company had net income of $1.6 million, a 631% increase over the $0.2 million in net income for the quarter ended December 31, 1995. The increase in net income reflects the acquisitions made by the Company. The Taylor Acquisition has had the largest impact on net income. Other factors that have contributed to the increase in net income are stronger overall market conditions, the purchase of the remaining minority interest in Dawson Welltech, L.C. and interest savings resulting from the retirement of debt using a portion of the funds generated from the Company's initial public offering completed in March 1996.

Results of Operations - Nine Months Ended  December 31, 1996 and 1995

     Revenues. Revenues were $56.3 million for the nine months ended December 31, 1996, a 44% increase compared with revenues of $38.9 million for the nine months ended December 31, 1995. Compared to the same period in 1995, revenues for the nine months ended December 31, 1996 increased by 16%, 109% and 30% in the workover, liquid and production services lines of business, respectively. The increase in revenues is attributable primarily to the Taylor Acquisition , the addition of 11 vacuum trucks in March 1996, the acquisition of six workover rigs acquired in May 1996, the acquisition of a Louisiana based production testing facility in February 1996, commencement of limited operations in Mexico and a general overall increase in demand in the workover, liquid services and production services lines of business.

     Costs and Expenses. The Company's costs and expenses for the nine months ended December 31, 1996 were $49.8 million, a 41% increase compared to costs and expenses of $35.3 million for the nine months ended December 31, 1995. Operating costs for the period ended December 31, 1996 increased $10.3 million from $25.5 million for the nine months ended December 31, 1995. General and administrative expenses, which include the field office general and administrative expenses, increased $2.6 million over the same period in the previous fiscal year. The increases are primarily attributable to the Taylor Acquisition; however, the other acquisitions described above and a general increase in demand for all of the Company's services has also contributed to the increases in expenses.

     Interest Expense. Interest expense for the nine months ended December 31, 1996 was $0.6 million compared with $1.4 million for the corresponding period in 1995. The decrease of $0.8 million is attributable to the retirement of debt from funds generated from the Company's initial public offering completed in March 1996. The Company anticipates interest expense will increase in future periods due to the incurrence of $7.0 million in debt to acquire Taylor.

     Minority Interest. The elimination of the minority interest expense in the nine month period ended December 31, 1996 was due to the acquisition, in November 1995, of the remaining 39% minority interest in the Company's subsidiary, Dawson Welltech, L.C.

     Net Income. For the nine months ended December 31, 1996, the Company had net income of $3.7 million, a 371% increase over the $0.8 million in net income for the same period in 1995. The increase in net income resulted primarily from the acquisitions completed by the Company, and in particular the Taylor Acquisition. Other factors that contributed to the increase in net income are stronger overall market conditions, the purchase of the remaining minority interest in Dawson Welltech, L.C. and interest savings resulting from the retirement of debt using a portion of the funds generated from the Company's initial public offering completed in March 1996.

Liquidity and Capital Resources

     Cash Flows. The Company had cash and cash equivalents of $9.2 million at December 31, 1996 compared to $13.9 million at March 31, 1996. Working capital was $8.5 million and $16.8 million at December 31, 1996 and March 31, 1996, respectively. The Company used a net $17.1 million for investing activities in the nine months ended December 31, 1996, primarily for the Taylor Acquisition and for capital expenditures of $3.9 million. The Company used a net amount of approximately $3.2 million for investing activities in the nine months ended December 31, 1995. The Company anticipates that fiscal 1997 capital expenditures will consist of approximately $7.0 million for improvements to its existing equipment and expanding capital additions. Acquisitions of additional assets and businesses are expected to continue to be an important part of the Company's strategy for growth. The Company would, under certain circumstances, need to obtain additional financing to fund such acquisitions. If the Company is unable to locate suitable acquisitions or to obtain financing on acceptable terms, the Company's growth will be adversely affected. While the Company believes it will be able to negotiate favorable acquisitions and financing, there can be no assurance that this will be the case.

     Credit Facilities and Long-Term Debt. The Company has available a bank line of credit to finance temporary working capital requirements and to support the issuance of letters of credit. The maximum availability is the lesser of (i) $4.0 million or (ii) a calculated amount based on a percentage of accounts receivable meeting certain criteria. This line of credit is secured by a first lien security interest on the Company's accounts receivable. At December 31, 1996, the maximum availability was $4.0 million, none of which had been drawn in cash, and $0.4 million of which was being utilized to support the issuance of letters of credit related to the Company's workers' compensation coverage. This line of credit matures March 31, 1997.

     In July 1996, to finance a portion of the Taylor acquisition, the Company obtained a loan from a bank in the amount of $7.0 million . The promissory note carries an annual interest rate of 7.75% effective January 25, 1997 and has a maturity date of March 31, 1997. In September 1996, the Company obtained a take-out commitment for a term loan in the amount of $7.0 million to replace the promissory note. The Company, however, intends to prepay the loan with a portion of the proceeds from the Public Financings (as defined below) and has decided to not take advantage of the take-out commitment.

     The Company is currently negotiating with Frost Bank for a $50.0 million revolving credit facility and a $10.0 million to $20.0 million acquisition line of credit. The $50.0 million facility is expected to be subject to the closing of the Public Financings and the Pride Acquisition. In the event the Pride Acquisition does not close, the Company, based on discussions with the bank, anticipates that the revolving credit facility will be reduced to $10.0 million and closed. Although management believes that the revolving credit will be consummated there can be no assurance thereof and, the failure to consummate the revolving credit facility could have a material adverse effect on the Company's cash flow and working capital. The Company does not anticipate closing the acquisition line of credit until there is a closing (or a determination not to close) the Pride Acquisition.

     In addition to the foregoing, in connection with the Taylor Acquisition, the Company assumed $0.6 million of debt owed by Randy Taylor to a bank, and guaranteed prompt payment of approximately $1.5 million of indebtedness owed by Taylor Services Company, Inc. to the same bank.

     In December 1996, the Company signed an agreement to acquire the U.S. land-based well servicing operations of Pride Petroleum Services, Inc. The purchase price is estimated to be approximately $135.9 million which will be financed through the sale of Senior Notes due 2007 of $140.0 million and the sale for the account of the Company of Common Stock with net proceeds to the Company of $47.1 million (the "Public Financings"). The Company also intends to retire all of the outstanding capital leases and other non-subordinated debt to banks, with the proceeds of the Public Financings. On February 14, 1997, the Public Financings were offered for sale to the public. The closing of each of the Public Financings is conditioned upon the simultaneous closing of the other and upon the simultaneous closing of the Pride Acquisition. The anticipated closing date of the Pride Acquisition is February 20, 1997. In the event the Pride Acquisition is not closed by March 17, 1997, the Company will be subject to a break-up fee of $5.0 million payable in cash or, at the Company's option, $1.0 million in cash and $4.0 million in the Company's Common Stock.

Inflation

     Inflation has not had a significant impact on the Company's operations to date.

                           PART II - OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS

           See note 4 herein to the Notes to the Unaudited Financial Statements.

ITEM 2.  CHANGES IN SECURITIES

           Not applicable.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

           Not applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

           No matters have been submitted to a vote of security holders during the quarter ended December 31, 1996.

ITEM 5.  OTHER INFORMATION

           Not applicable.

ITEM 6.  EXHIBITS

           (a) Exhibits
                 Exhibit Number
                  10.25 - Second Amendment to Loan Agreement between the Company, Dawson Production Services, Inc. and The Frost National Bank dated November 30, 1994 and Modification, Renewal and Extension Agreement among The Frost National Bank, and the Company, Dawson Production Services, Inc. dated December 4, 1996.

                  10.26 - Third Amendment to Loan Agreement between the Company, Dawson Production Services, Inc. and The Frost National Bank dated November 30, 1994 and Modification, Renewal and Extension Agreement among The Frost National Bank, and the Company, Dawson Production Services, Inc. dated January 28, 1997.

                  10.27 - The Frost National Bank Promissory Note dated November 25, 1996.

                  10.28 - The Frost National Bank Promissory Note dated January 25, 1997.

                  11.1 - Earnings per share computations.

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

                                         DAWSON PRODUCTION SERVICES, INC.

                                         By: /s/ P. MARK STARK

                                         Date:   February 14, 1997