Form 10-K
period 1997-03-31
DAWSON PRODUCTION SERVICES INC
filed 1997-06-30
CIK 1005970

-------------------------------------------------------------------------------

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549
                            -------------------------

                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

                    FOR THE FISCAL YEAR ENDED MARCH 31, 1997

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

        FOR THE TRANSITION PERIOD FROM _____________ TO ______________.

                           COMMISSION FILE NO. 0-27732

                             -----------------------

                        DAWSON PRODUCTION SERVICES, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                 TEXAS                                 74-2231546
    (STATE OR OTHER JURISDICTION OF                  I.R.S. EMPLOYER
     INCORPORATION OR ORGANIZATION)                IDENTIFICATION NO.)

    112 E. PECAN STREET, SUITE 1000                       78205
         SAN ANTONIO, TEXAS                             (ZIP CODE)
 (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (210) 476-0420

        SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT: NONE

           SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:

(TITLE OF EACH CLASS)                  NAME OF EACH EXCHANGE ON WHICH REGISTERED
--------------------------------------------------------------------------------
COMMON STOCK, PAR VALUE $0.01 PER SHARE               THE NASDAQ NATIONAL MARKET

                             -----------------------

        INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1034 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH FILING REQUIREMENTS FOR THE PAST 90 DAYS.

                              YES [X] OR  NO [ ]

        INDICATE BY CHECK MARK IF DISCLOSURE OF DELINQUENT FILERS PURSUANT TO
ITEM 405 OF REGULATION S-K IS NOT CONTAINED HEREIN, AND WILL NOT BE CONTAINED, TO THE BEST OF REGISTRANT'S KNOWLEDGE, IN DEFINITIVE PROXY OR INFORMATION STATEMENTS INCORPORATED BY REFERENCE IN PART III OF THIS FORM 10-K OR ANY AMENDMENTS TO THIS FORM 10-K. [ ]

THE AGGREGATE MARKET VALUE OF THE VOTING STOCK HELD BY NON-AFFILIATES OF THE REGISTRANT AT JUNE 26, 1997, BASED ON THE CLOSING PRICE ON THE NASDAQ NATIONAL MARKET SYSTEM ON SUCH DATE, WAS $147,423,276.

        THE NUMBER OF SHARES OF THE REGISTRANT'S COMMON STOCK OUTSTANDING ON JUNE 26, 1997 WAS 11,126,285.

        DOCUMENTS INCORPORATED BY REFERENCE: PORTIONS OF THE COMPANY'S DEFINITIVE PROXY STATEMENT FOR THE ANNUAL MEETING OF SHAREHOLDERS TO BE HELD ON SEPTEMBER 11, 1997 ARE INCORPORATED BY REFERENCE INTO PART III OF THIS REPORT.

                       DOCUMENTS INCORPORATED BY REFERENCE

        THE INFORMATION REQUIRED BY PART III OF THIS ANNUAL REPORT ON FORM 10-K IS INCORPORATED BY REFERENCE FROM THE REGISTRANT'S DEFINITIVE PROXY STATEMENT FOR THE REGISTRANT'S 1997 ANNUAL MEETING OF SHAREHOLDERS.


Item 10    Directors and Executive      Incorporated by reference from "Nominees
           Officers of the Registrant   for Election of Directors" of the
                                        Company's definitive proxy statement to
                                        be filed pursuant to Regulation 14A of
                                        the Securities Exchange act of 1934, as
                                        amended (the "Exchange Act"), for the
                                        Company's 1997 annual meeting of
                                        shareholders.

Item 11    Executive Compensation       Incorporated by reference from
                                        "Executive Compensation" of the
                                        Company's definitive proxy statement to
                                        be filed pursuant to Regulation 14A of
                                        the Exchange Act for the Company's 1997
                                        annual meeting of shareholders.

Item 12 Security Ownership of Incorporated by reference from "Security Ownership of Certain Beneficial Owners Certain Beneficial Owners and Management" of the and Management Company's definitive proxy statement to be filed pursuant to Regulation 14A of the Exchange Act for the Company's 1997 annual meeting of shareholders. Incorporated by Reference from "Certain Relationships

Item 13 Certain Relationships and and Related Transactions" of the Company's definitive Related Transactions proxy statement to be filed pursuant to Regulation 14A of the Exchange Act for the Company's 1997 annual meeting of shareholders.

                        DAWSON PRODUCTION SERVICES, INC.
                            YEAR ENDED MARCH 31, 1997
                               INDEX TO FORM 10-K

ITEM                                                                                         PAGE
 NO.                                                                                          NO.
----                                                                                         ----
RISK FACTORS ..............................................................................   01

PART I ....................................................................................   07
        ITEM 1. BUSINESS ..................................................................   07
        ITEM 2. PROPERTIES ................................................................   21
        ITEM 3. LEGAL PROCEEDINGS .........................................................   21
        ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS .......................   21

PART II ...................................................................................   22
        ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS .....   22
        ITEM 6. SELECTED FINANCIAL DATA ...................................................   23
        ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS  OF
                OPERATIONS ................................................................   25
        ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA ...............................   32
        ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
                FINANCIAL DISCLOSURE ......................................................   54

PART III ..................................................................................   54
        ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT .......................   54
        ITEM 11. EXECUTIVE COMPENSATION ...................................................   54
        ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT ...........   54
        ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS ...........................   54

PART IV ...................................................................................   55
        ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K ..........   55

SIGNATURES ................................................................................   60

                                  RISK FACTORS

  THE STATEMENTS INCLUDED IN THIS REPORT REGARDING FUTURE FINANCIAL PERFORMANCE AND RESULTS AND THE OTHER STATEMENTS THAT ARE NOT HISTORICAL FACTS ARE FORWARD-LOOKING STATEMENTS. THE WORDS "EXPECT," "PROJECT," "ESTIMATE," "PREDICT" AND SIMILAR EXPRESSIONS ALSO ARE INTENDED TO IDENTIFY FORWARD-LOOKING STATEMENTS. SUCH STATEMENTS INVOLVE RISKS, UNCERTAINTIES AND ASSUMPTIONS, INCLUDING BUT NOT LIMITED TO, INDUSTRY CONDITIONS, PRICES OF CRUDE OIL AND NATURAL GAS, AND OTHER FACTORS DISCUSSED IN THIS REPORT (INCLUDING THOSE SPECIFICALLY DISCUSSED BELOW) AND IN THE COMPANY'S OTHER FILINGS WITH THE SECURITIES AND EXCHANGE COMMISSION. SHOULD ONE OR MORE OF THESE RISKS OR UNCERTAINTIES MATERIALIZE, OR SHOULD UNDERLYING ASSUMPTIONS PROVE INCORRECT, ACTUAL OUTCOMES MAY VARY MATERIALLY FROM THOSE INDICATED.

  CAPITALIZED TERMS USED IN RISK FACTORS ARE DEFINED LATER IN THIS REPORT.

INCURRENCE OF SUBSTANTIAL INDEBTEDNESS

  At March 31, 1997, the Company had approximately $144.0 million in total indebtedness. The Company historically has operated at substantially lower levels of debt. The Company's level of indebtedness has several important effects on its future operations, including, without limitation, (i) a substantial portion of the Company's cash flow from operations must be dedicated to the payment of interest and principal on its indebtedness, (ii) the Company's leveraged position substantially increases its vulnerability to adverse changes in general economic and industry conditions, as well as to competitive pressure, and (iii) the Company's ability to obtain additional financing for working capital, capital expenditures, acquisitions, general corporate and other purposes may be limited. The Company's ability to meet its debt service obligations and to reduce its total indebtedness will be dependent upon the Company's future performance, which will be subject to general economic conditions, industry cycles and financial, business and other factors affecting the operations of the Company, many of which are beyond its control. There can be no assurance that the Company's business will continue to generate cash flow at or above current levels. If the Company is unable to generate sufficient cash flow from operations in the future to service its debt, it may be required, among other things, to seek additional financing in the debt or equity markets, to refinance or restructure all or a portion of its indebtedness, including the Senior Notes, or to sell selected assets or reduce or delay planned capital expenditures. There can be no assurance that any such measures would be sufficient to enable the Company to service its debt or that any such financing, refinancing or sale of assets would be available on economically favorable terms. See "Business - Senior Notes; Subsidiary Guarantees."

DEPENDENCE ON VOLATILE OIL AND GAS INDUSTRY

  Demand for the Company's services depends substantially upon the level of activity in the oil and gas industry, which in turn depends in part on oil and gas prices, expectations about future prices, the cost of exploring for, producing and delivering oil and gas, the discovery rate of new oil and gas reserves in land areas, the level of drilling and workover activity, domestic and international political, military, regulatory and economic conditions and the ability of oil and gas companies to raise capital. Prices for oil and gas historically have been extremely volatile and have reacted to changes in the supply of and demand for oil and natural gas, domestic and worldwide economic conditions and political instability in oil producing countries. No assurance can be given that current levels of oil and gas activities will be maintained or that demand for the Company's services will reflect the level of such activities. Prices for oil and natural gas are expected to continue to be volatile and affect the demand for and pricing of the Company's services. A material decline in oil or natural gas prices or activities could materially adversely affect the demand for the Company's services and the Company's results of operations. Industry conditions will continue to be influenced by numerous factors over which the Company has no control. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Business - Customers."

  The volatility of the oil and gas industry and the consequent impact thereof on exploration activity could adversely impact certain of the Company's customers. The Company, therefore, could be subject to special credit risks as to certain of its customers. While the Company endeavors not to take unjustified credit risks, it is necessary from time to time to extend trade credit to long-term customers and others where some risks of nonpayment or late payment could exist.

ACQUISITION RISKS

  The Company completed the Pride Acquisition in February 1997 and the Taylor Acquisition in July 1996. Pursuant to the Pride Acquisition the Company acquired 407 workover rigs, which is more than four times the number of workover rigs it previously operated. No assurance can be given that the Company will be successful in managing and incorporating the businesses and assets acquired in the Pride Acquisition or the Taylor Acquisition into its existing operations or that such activities will not require a disproportionate amount of management's attention. The Company's failure to incorporate the acquired businesses and assets into its existing operations successfully, or the occurrence of unexpected costs or liabilities in the acquired businesses, could have a material adverse effect on the Company. See "Business - General; -- Business Strategy."

LIQUIDITY NEEDS; ABILITY TO REPAY NOTES

  The Company may from time to time fund a portion of its working capital needs and capital expenditure requirements from external financing. In addition, the Company expects that in order to repay the principal amount of the Senior Notes at maturity or upon acceleration, or to purchase the Senior Notes upon a Change of Control, it will likely be required to seek additional financing or engage in asset sales or similar transactions. There can be no assurance that sufficient funds for any of the foregoing purposes would be available to the Company at the time they are required on favorable terms. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources" and "Business - Senior Notes; Subsidiary Guarantees."

RISKS RELATING TO INJECTION WELLS

  The Company's injection operations pose certain risks of environmental liability to the Company. Although the Company monitors the injection process, any leakage from the subsurface portions of the wells could cause degradation of fresh groundwater resources, potentially resulting in cancellation of operation of the well, fines and penalties from governmental agencies, expenditures for redemption of the affected resource, and liability to third parties for property damages and personal injuries. In addition, the sale by the Company of residual crude oil collected as part of the saltwater injection process could impose liability on the Company in the event the entity to which the oil was transferred fails to manage the material in accordance with applicable environmental health and safety laws.

SUBSTANTIAL COMPETITION

  The workover rig and production services industry is highly competitive and fragmented and includes several large companies and a number of small companies capable of competing effectively on a local basis. See "Business - Competition."

OPERATING RISKS AND INSURANCE

  The Company's operations are subject to hazards inherent in the oil and gas industry, such as blowouts, explosions, craterings, fires and oil spills, that can cause personal injury or loss of life, damage to or destruction of property, equipment, the environment and marine life and suspension of operations. In addition, claims for loss of oil and gas production and damage to formations can occur in the workover business. Litigation arising from a catastrophic occurrence at a location where the Company's equipment and services are used may in the future result in the Company being named as a defendant in lawsuits asserting potentially large claims.

  The Company maintains insurance coverage that it believes to be customary in the industry against these hazards. However, there can be no assurance that the Company will be able to maintain adequate insurance in the future at rates it considers reasonable or that insurance will continue to be available on terms as favorable as the Company's existing arrangements. The occurrence of a significant event or adverse claim in excess of the insurance coverage limits maintained by the Company could have a materially adverse effect on the Company's financial condition and results of operations. See "Business - Operating Risks and Insurance."

RISK OF ENVIRONMENTAL COSTS AND LIABILITIES

  The Company's operations are subject to governmental laws and regulations governing the management and disposal of waste materials or otherwise relating to the protection of the environment or of public health and safety. Many of the Company's operations take place in or near ecologically sensitive areas, such as the Texas Gulf Coast and Louisiana inland waters. Numerous local, state and federal environmental laws impose liability for causing pollution in inland and coastal waters. State and federal legislation also provide special protection to water quality and animal and marine life that could be affected by some of the Company's activities. The Company's operations also take place in states that stringently regulate environmental matters, such as California. In general, the regulations applicable to the Company's operations include certain regulations controlling the discharge of hazardous or toxic materials into the environment, requiring removal or remediation of pollutants and imposing civil and criminal penalties for violations. Some of the statutory and regulatory programs that apply to the Company's operations also authorize private suits, the recovery of nature resource damages by the government, injunctive relief and cease and desist orders.

  Some environmental statutes impose strict liability, rendering a person or entity liable for environmental damage without regard to negligence or fault on the part of such person or entity. As a result, the Company could be liable, under certain circumstances, for environmental damage caused by others or for acts of the Company that were in compliance with all applicable laws at the time such acts were performed.

  The clear trend in environmental regulation has been to impose more restrictions and limitations on activities that may impact the environment, including the generation and disposal of wastes and the use and handling of chemical substances. These restrictions and limitations have increased operating costs for both the Company and its customers. Any regulatory changes that impose additional environmental regulations or requirements on the Company and its customers could adversely affect the Company through increased operating costs and potential decreased demand for the Company's services.

  In this regard, the Resource Conservation and Recovery Act ("RCRA"), the principal federal statute governing the disposal of solid and hazardous wastes, includes a statutory exemption that allows oil and gas exploration and production wastes to be classified as non-hazardous waste. A similar exemption is contained in many of the state counterparts to RCRA, including the state statutes in Texas, New Mexico, and Louisiana however, there is no such exemption in the California statutes. If oil and gas exploration and production wastes were required to be managed and disposed of as hazardous waste, either as a result of changes in RCRA or the imposition of more stringent state regulations, domestic oil and gas producers, including many of the Company's customers, could be required to incur substantial obligations with respect to such waste. Because of the potential impact on the Company's customers, any regulatory changes that impose additional restrictions or requirements on the disposal of oil and gas wastes could adversely affect demand for the Company's services. See "Business Environmental Regulation."

DEPENDENCE ON KEY PERSONNEL

  The Company believes that its success will depend to a significant extent upon the continued services of certain key individuals, particularly Michael E. Little, Chairman of the Board, President and Chief Executive Officer, and James
J. Byerlotzer, Vice President of Operations and Chief Operating Officer. The loss of the services of either of these individuals could have a material adverse effect on the Company.

DEPENDENCE ON MAJOR CUSTOMERS

  During the fiscal year ended March 31, 1997, the Company derived approximately 20.00% of its revenues from its largest customer. The loss of this customer could have a material adverse effect on the Company's financial condition and results of operations. See "Business Customers."

DIVIDEND POLICY

  The Company has never paid cash dividends on the Common Stock and does not anticipate that cash dividends will be paid in the foreseeable future. The Company currently intends to retain any future earnings to finance the expansion and continuing development of the Company's business. The declaration and payment in the future of any cash dividends will be at the election of the Company's Board of Directors and will depend upon the earnings, capital requirements and financial position of the Company, future loan covenants, general economic conditions and other pertinent factors. Furthermore, certain provisions of the Credit Facility and the Indenture will restrict the Company's ability to pay cash dividends on the Common Stock. See "Management's Discussions and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources."

SUBSTANTIAL AMOUNT OF SECURITIES SUBJECT TO REGISTRATION RIGHTS

  Pursuant to a registration rights agreement (the "Registration Rights Agreement"), shareholders (the "Rights Holders") that beneficially own approximately 2.4 million shares of Common Stock, or approximately 22% of the currently issued and outstanding shares of Common Stock, are entitled to registration of such shares under the Securities Act of 1933, as amended (the "Securities Act"), subject to certain exceptions and limitations. Under the Registration Rights Agreement, the Company is obligated to file a registration statement (the "Shelf Registration Statement"), beginning July 20, 1997 for the Registrable Securities. The holders of a majority of the Registrable Securities can require that the Shelf Registration Statement be in the form of an underwritten offering. Additionally, if the Company proposes to register any of its securities under the Securities Act for its own account or for the account of the other security holders, the Rights Holders are entitled to notice of such registration and are entitled to include all or a portion of the Registrable Securities in such registration, subject to certain exceptions and limitations, including the right of the underwriters (if any) of any such offering to exclude for marketing reasons some or all of the Registrable Securities from such registration. The Company generally is required to pay all of the expenses relating to the registration of the Registrable Securities, except for the Rights Holders' share of any underwriting discounts and commissions. The Registration Rights Agreement prohibits the Company from granting any new registration rights under the Securities Act that would adversely impact the rights of the Rights Holders. Sales of substantial amounts of the Common Stock in the public market could adversely affect prevailing market prices and the ability of the Company to raise equity capital in the future.

ANTI-TAKEOVER EFFECT OF CERTAIN PROVISIONS

  The Company's Articles of Incorporation and Bylaws include certain provisions that may have the effect of discouraging potential unsolicited offers or other efforts to obtain control of the Company that are not approved by the Board. Upon a change of control of the Company, holders of the Senior Notes will have the right to require the Company to purchase such Senior Notes at a price equal to 101% of the aggregate principal amount thereof, together with accrued and unpaid interest to the date of purchase. Such provisions may adversely affect the market price of the Common Stock and may also deprive the shareholders of opportunities to sell shares of Common Stock at prices higher than prevailing market prices. Such provisions include the requirement that all shareholder action must be taken at a duly called annual or special meeting of shareholders unless a majority of the entire Board provides its prior approval for shareholder action to be taken by written consent of shareholders. The Board has the authority, without further action by the shareholders, to issue up to 560,600 shares of the Company's preferred stock in one or more series and to fix the rights, preferences, privileges and restrictions thereof, and to issue over 9,000,000 additional shares of Common Stock. The issuance of the Company's preferred stock or additional shares of Common Stock could adversely affect the voting power of the purchasers of Common Stock in the Equity Offering and could have the effect of delaying, deferring or preventing a change in control of the Company.

                                     PART I
ITEM I.   BUSINESS

GENERAL

  Dawson Production Services, Inc. (the "Company" or "Dawson") is a leading provider of a broad range of workover, liquid and production services used in the production of oil and gas. The Company's services are utilized by major oil and gas companies as well as independent producers to optimize performance of oil and gas wells. The Company recently acquired the U.S. land-based well servicing operations of Pride Petroleum Services, Inc. ("Pride") in a transaction (the "Pride Acquisition") that has positioned Dawson as the second largest provider of workover rigs in the United States.

  The Company commenced operations in 1951. In 1982, the current management team joined the Company and initiated a strategy to expand and diversify the Company's workover rig services. At that time, the Company owned four workover rigs that were operated out of a single yard. In November 1994, the Company broadened the array of services that it provides by acquiring the liquid services and production services businesses of Well Solutions, Inc. (the "Well Solutions Acquisition") and expanded such business in July 1996 with the acquisition of Taylor Companies, Inc. (the "Taylor Acquisition"). Subsequent to the Pride Acquisition that closed effective February 20, 1997, the Company owns and operates 498 workover rigs. The Company believes that it generally has been successful in acquiring businesses and assets and subsequently reducing overhead, enhancing internal controls, improving marketing and related operations through management incentives and improving the utilization of its assets by redeploying equipment.

  As a result of its acquisitions and certain corporate restructuring, the Company currently has several direct and indirect subsidiaries through which it conducts a significant portion of its operations. All of the assets acquired from Pride are held in Dawson Production Partners, L.P., a Delaware limited partnership (the "Partnership"), and the Company is in the process of transferring substantially all of its remaining operating assets to the Partnership. All of the general and limited partnership interests in the Partnership are owned by two wholly owned corporate subsidiaries of Dawson; Dawson Production Management, Inc., a Delaware corporation, owns a 1% general partnership interest in the Partnership, and Dawson Production Acquisition Corp., a Delaware corporation, owns the remaining 99% limited partnership interest in the Partnership. Dawson has the following additional wholly owned subsidiaries: Dawson Production Services de Mexico, S.A. de C.V., and Ubicadora de Tecnicos S.A. de C.V., both of which are companies organized under the laws of Mexico, Taylor Companies, Inc., a Texas corporation; and Mobley Vehicle Acquisition Corp., a Texas corporation.

BUSINESS STRATEGY

  The Company's strategy emphasizes diversification and expansion through acquisitions and internal growth. In recent years, there has been significant industry consolidation activity in the Company's principal businesses. The Company has been an active participant in this industry consolidation and plans to continue to pursue strategic acquisitions of businesses and assets which enhance or expand its market presence or complement its existing businesses. As a result of the Pride Acquisition, the Company has expanded the range of services offered at its locations and continues to increase its presence, through redeployment of underutilized assets, within the geographic regions in which the Company operates. The Company believes that its ability to offer a wide range of services over a large operating base will provide it with a competitive advantage by allowing its customers to consolidate their procurement of workover, liquid and production services by utilizing fewer vendors. The Company believes that this consolidation may allow customers to lower their costs by streamlining production decisions and increasing operational efficiencies. The Company also believes that its strategy will allow it to take advantage of cross-marketing opportunities for its services and to appeal to a broader customer base by enhancing its position as a one-stop source for workover, liquid and production services.

  Consistent with its business strategy, on February 20, 1997 the Company closed a transaction in which it acquired substantially all of Pride's U.S. land-based well servicing operations for approximately $135.4 million in cash. The Pride Acquisition has significantly increased the size and geographic scope of the Company's workover rig service business. This U.S. land-based fleet consists of 407 workover rigs and related operations in 28 locations in the Texas and Louisiana Gulf Coasts, the Permian Basin areas of West Texas and New Mexico, and California. The Company is currently the largest provider of workover rigs in Texas and the second largest provider in the United States. The Company will seek to generate improved profit margins for the acquired assets through increased operating efficiencies and cost savings resulting from overhead reductions and the consolidation of certain overlapping yard locations. In addition, the Company will seek to expand its liquid and production services businesses into new markets through certain of the acquired yard locations and also to redeploy certain of the acquired workover rigs to areas with greater rig demand.

  The Company believes that the high quality of its equipment, employees and services combined with its favorable safety record enables it to maintain its position as a leader in its principal markets. In that regard, the Company has committed substantial capital to an ongoing workover rig refurbishment program to maintain the Company's equipment in good working condition. The Company has invested, and plans to continue to invest, in quality management and safety programs. The Company believes that many smaller competitors have not undertaken comparable maintenance or training programs and do not have the financial resources to enable them to do so. The Company believes that a number of its customers place significant importance on their contractors' safety records and quality management systems in their screening and selection processes, and that such factors will gain further importance in the future.

OVERVIEW OF SERVICES

WORKOVER RIG SERVICES

  The Company provides workover rig services to oil and gas exploration and production companies through the use of mobile well servicing workover rigs together with crews of three to four workers. Additional equipment such as pumps, tanks, blowout preventers and power swivels are provided by the Company as may be required for a particular job. The Company also provides trucking services for moving large equipment to and from the job sites of its customers. The Company charges its customers an hourly rate for its workover rig services, which varies based on a number of considerations including market conditions in each region, the type of rig, the amount of ancillary equipment required and the necessary personnel. The Company gives its yard managers considerable flexibility to negotiate with customers and, through compensation arrangements, seeks to provide incentives to its managers to maximize both revenues and profitability. For the fiscal year ended March 31, 1997, workover rig services contributed approximately 49% of the Company's revenues.

  The Company operates 496 land workover rigs, two barge-mounted workover rigs and ancillary equipment from yards in Texas, Louisiana, California and New Mexico. The Company's land workover rigs are mobile units that generally operate within a radius of approximately 75 to 100 miles from their respective bases. Swab rigs are used for swabbing or cleaning wells at depths of up to approximately 16,000 feet. Pole rigs are used for swabbing and rod and tubing workovers and repairs on wells at depths of up to approximately 4,000 feet. Rigs having between 150 and 250 horsepower are used for services on wells to maximum depths of between 4,000 and 6,000 feet and work primarily on rod and tubing workovers and repairs. Rigs having between 251 and 350 horsepower are used for services on wells to maximum depths of between 10,000 and 12,000 feet and also work primarily on rod and tubing workovers and repairs. Rigs having between 351 and 550 horsepower are used for deeper workovers and more complicated procedures such as deepening of existing well bores, recompletions and complicated fishing operations. These rigs operate at maximum depths of between 16,000 and 18,000 feet. Rigs having between 551 and 750 horsepower are used in wells with maximum depths of approximately 20,000 feet. Rigs having between 751 and 900 horsepower are generally used for horizontal drilling or recompletion jobs and deep workovers at depths of up to approximately 25,000 feet. These rigs are almost always operated for continuous 24-hour periods as contrasted to the Company's other rigs that typically operate during daylight hours only.

  The Company operates two barge-mounted workover rigs in the Louisiana inland waters. These rigs typically are outfitted by moving a land workover rig onto the barge, with operating crews housed on the barge, and have the capability to operate for continuous 24-hour periods. In addition to hourly charges for the workover rigs, when market conditions permit, the Company charges its customers for auxiliary equipment, travel time, mobilization and other related items.

  Set forth below is certain information pertaining to the Company's land-based workover rigs including those acquired in the Pride Acquisition.

                                                             PRIDE
DESCRIPTION                                  DAWSON      ACQUISITION       TOTAL
-----------                                  ------      -----------       -----
Swab ..............................              2             17             19
Pole ..............................            --               1              1
150-250 hp ........................            --              71             71
251-350 hp ........................             71            214            285
351-550 hp ........................             13             95            108
551-750 hp ........................              1              6              7
751-900 hp ........................              2              3              5
                                               ---            ---            ---
                                                89            407            496

  The Company operated approximately 82 of 89 rigs during the 1996 calendar year. The Company acquired 407 additional rigs from Pride in February 1997. In the Pride Purchase Agreement, Pride represented that it had operated 318 of the approximately 407 rigs within the 12 months ended December 23, 1996. The Company believes that market demand may justify the incremental cost of refurbishing a majority of the remaining 89 rigs acquired from Pride and anticipates that a minority of the 89 rigs may not be restored to operating condition. Therefore, the Company's stacked rigs will be refurbished, used for spare parts or liquidated.

  Workover rig services are categorized by the type of job performed: completion, maintenance, workover, and plugging and abandonment.

  COMPLETION SERVICES. Completion services prepare a newly drilled well for production. The completion process may involve selectively perforating the well casing to access producing zones, stimulating and testing these zones and installing downhole equipment. The Company provides a workover rig to assist in this completion process. Newly drilled wells are frequently completed by well servicing rigs to minimize the use of higher cost drilling rigs. The completion process typically requires a few days to several weeks, depending on the nature and type of the completion, and generally requires additional auxiliary equipment.

  The demand for well completion services is directly related to drilling activity levels, which are sensitive to expectations relating to and changes in oil and gas prices. During periods of weak drilling demand, drilling contractors frequently price well completion work competitively compared to a workover rig so that the drilling rig stays on the job. Thus, excess drilling capacity will serve to reduce the amount of completion work available to the well servicing industry.

  MAINTENANCE SERVICES. Maintenance services are required on producing oil and gas wells to ensure efficient and continuous operation. These services consist of routine mechanical repairs necessary to maintain production from the well, such as repairing parted sucker rods or defective downhole pumps in an oil well or replacing defective tubing in a gas well. The Company provides the workover rigs, equipment and crews for these maintenance services. Many of these workover rigs also have pumps and tanks that can be used for circulating fluids into and out of the well. Maintenance jobs are often performed on a series of wells in proximity to each other and typically take less than 48 hours per well.

  Maintenance services are generally required throughout the life of a well. The need for these services does not depend on the level of drilling activity and is generally independent of short-term fluctuations in oil and gas prices. Accordingly, maintenance services are generally the most stable type of workover rig services activity. The general level of maintenance, however, is affected by changes in the total number of producing oil and gas wells in the Company's geographic service area.

  WORKOVER SERVICES. In addition to periodic maintenance, producing oil and gas wells occasionally require major repairs or modifications called "workovers." Workover services include extensions of existing wells to drain new formations either through deepening well bores or through drilling of horizontal laterals. In less extensive workovers, the Company's rigs are used to drill out plugs and packers in existing well bores to access previously bypassed productive zones. The Company's workover rigs are also used to convert producing wells to injection wells during enhanced recovery operations. Workover services also include major subsurface repairs such as casing repair or replacement, recovery of tubing and removal of foreign objects in the well bore. These extensive workover operations are normally performed by a workover rig with additional specialized auxiliary equipment, which may include rotary drilling equipment, mud pumps, mud tanks and blowout preventers, depending upon the particular type of workover operation. Most of the Company's workover rigs are designed and equipped to perform complex workover operations. A workover may last from a few days to several weeks.

  The demand for workover services is more sensitive to expectations relating to and changes in oil and gas prices than the demand for maintenance services, but not as sensitive as the demand for completion services. When oil and gas prices are low, there is little incentive to perform workovers on wells to increase production and well operators tend to defer workover services. As oil and gas prices increase, the level of workover activity tends to increase as operators seek to increase production by enhancing the efficiency of their wells.

  PLUGGING AND ABANDONMENT SERVICES. Workover rigs are also used in the plugging and abandonment of oil and gas wells no longer capable of producing in economic quantities. The demand for well plugging services is not impacted significantly by levels of demand for oil and gas.

LIQUID SERVICES

  The Company provides liquid services, which are comprised of vacuum truck services, frac tank rentals and salt water injection services. The Company uses its vacuum trucks, frac tanks and salt water injection wells to provide an integrated mix of liquid services to well site customers. For the fiscal year ended March 31, 1997, liquid services contributed approximately 36% of the Company's revenues.

  VACUUM TRUCK SERVICES. The Company previously owned and operated 175 vacuum trucks and it acquired an additional 10 vacuum trucks in connection with the Pride Acquisition. A vacuum truck is a tractor trailer with a fluid hauling capacity of 130 barrels. A large vacuum pump mounted on each truck extracts fluids from pits, tanks and other storage facilities. The vacuum trucks also are used for the following purposes: to transport water to fill frac tanks on well locations, including frac tanks provided by the Company and by others; to transport produced salt water to injection wells, including injection wells owned and operated by the Company; and to transport brine and other drilling fluids to and from well locations. In conjunction with the rental of its frac tanks, the Company generally uses its vacuum trucks to transport water for use in fracturing operations. Following completion of fracturing operations, the Company's vacuum trucks are used to transport salt water produced as a result of the fracturing operations from the well site to injection wells. Vacuum truck services are generally provided to oilfield operators within a 30-mile radius of the Company's nearest yard.

  FRAC TANK RENTALS. The Company owns 696 frac tanks located primarily at the Company's yards in Bryan, Giddings and Kilgore, Texas. Each frac tank can store up to 500 barrels of fluid and is used by oilfield operators to store various fluids at the well site, including water, drilling mud, acid and brine. The Company transports frac tanks on its trucks to well locations which are usually within a 30-mile radius of the Company's nearest yard. Frac tanks are used during all phases of the life of a producing well. The Company generally rents frac tanks at daily rates for a minimum of four days. A typical fracturing operation, absent complications, can be completed within four days using 20 to 100 frac tanks.

  INJECTION WELL SERVICES. The Company owns or leases 22 injection wells that are authorized to dispose of salt water and incidental non-hazardous oil and gas wastes, each with an injection capacity of 2,000 to 21,000 barrels per day. The Company's injection wells are strategically located in close proximity to its customers' producing wells. These wells are utilized primarily to dispose of salt water produced from oil and gas wells. Most oil and gas wells ultimately produce varying amounts of salt water and, particularly in vertically fractured formations such as those common in the Austin Chalk trend, produce salt water at increasing rates throughout their productive lives. In addition, these wells are utilized for the disposal of incidental, non-hazardous oil and gas wastes. In Texas and Arkansas, oil and gas wastes and salt water produced from oil and gas wells are required by law to be disposed of in authorized facilities, including permitted injection wells. Injection wells are licensed by state authorities and are completed in permeable formations below the fresh water table.

  The Company utilizes its injection wells primarily for the disposal of salt water and incidental, non-hazardous oil and gas waste transported from the well site by vacuum trucks owned and operated by the Company. Although the Company is authorized to inject salt water and non-hazardous oil and gas wastes transported by other licensed vacuum truck operators, the Company does not currently permit such uses by third parties. The Company also maintains separators at each of its injection wells permitting it to salvage residual crude oil, which is later sold for the account of the Company.

  The Company's injection operations pose certain risks of environmental liability to the Company. Although the Company monitors the injection process, any leakage from the subsurface portions of the wells could cause degradation of fresh groundwater resources, potentially resulting in cancellation of operation of the well, fines and penalties from governmental agencies, expenditures for remediation of the affected resource, and liability to third parties for property damages and personal injuries. In addition, the sale by the Company of residual crude oil collected as part of the saltwater injection process could impose liability on the Company in the event the entity to which the oil was transferred fails to manage the material in accordance with applicable environmental health and safety laws.

PRODUCTION SERVICES

  The Company provides production services, which are comprised of production testing services, slickline wireline services, fishing and rental tool services and pipe testing. For the fiscal year ended March 31, 1997, production services contributed approximately 15% of the Company's revenues.

  PRODUCTION TESTING SERVICES. The Company owns 21 gas production testing units that are used to provide services to oil and gas wells located onshore and in inland waters. The Company performs production testing services for oil and gas producers primarily along the Texas Gulf Coast and to a limited extent in Mexico. In addition, the Company is bidding on a multi-year contract for services in northern Mexico.

  The Company's equipment includes several trailer-mounted manifolds, separators, heater treaters, sand separators, light generators and slickline wireline units. Manifolds are used to reduce the flowing pressure of the well stream to a rate which will easily flow through the production testing equipment. After the appropriate well stream rate is achieved, a separator is used to divide the well stream into its respective components -- oil, gas and water. For gas wells, a heater is used to prevent the gas from freezing during flowbacks. Slickline wireline equipment generally is used to lower measurement equipment into a well for several days to retrieve data to determine the characteristics of the reservoir.

  The Company uses its production testing units to perform deliverability tests required upon the initial completion of a well and periodically during the productive life of a gas well to determine the maximum production allowable under certain rules of the Texas Railroad Commission, the state oil and gas regulatory agency. In addition, these units are used to clean and test stimulated wells and to measure the pressure, volume and quality of gas and liquids produced by the well. These units also are used to determine the most efficient production flow rate, to run pressure build-up tests that measure the rate of increase of shut-in gas pressure to determine reservoir characteristics and to determine whether a producing formation has been damaged.

  SLICKLINE WIRELINE SERVICES. The Company owns seven slickline wireline units and will acquire three additional units upon the closing of the Pride Acquisition. The mechanical downhole wireline or "slickline" services are used to simplify completion operations and in connection with regular maintenance on producing wells. In some cases, slickline wireline services may be used instead of workover rigs to provide workover services. By using slickline wireline services, workover services can be performed under 15,000 psi of pressure without shutting-in the well. The Company also provides slickline wireline consulting services where unusual conditions exist.

  FISHING AND RENTAL TOOLS. The Company provides a complete line of cased hole fishing and rental tools to oilfield operators and well service companies from two yards in the Texas Panhandle. The Company's rental tool inventory includes both air compressor equipment, which is used in drilling and workover activities, and fishing tools, which are used to mill or retrieve loose or broken equipment or other material in the well bore or to free stuck pipe and other tools, such as slips, elevators and casing cutters. The Company rents the equipment to its customers at daily rates and, in the case of air compressors and fishing tools, generally conducts or supervises the operations.

  PIPE TESTING. The Company operates nine pipe testing units along the Texas Gulf Coast. The Company's testing equipment is used during completion and recompletion operations for leak detection in the internal pipe systems of oil and gas wells.

COMPETITION

  The workover rig and production services industry is highly competitive and fragmented and includes several large companies and a number of small companies capable of competing effectively on a local basis. As a result of the Pride Acquisition, the Company is the second largest provider of workover rigs in the United States behind Pool Energy Services Co. ("Pool"). Pool and Key Energy Group, Inc. ("Key") are the largest companies that currently compete with the Company in providing workover rig and liquid services in the domestic well servicing markets. Pool and Key operate in multiple geographic regions and Pool has significantly more domestic workover rigs than the Company. In addition to these large companies, the Company has numerous regional competitors for each of the services it provides. The Company believes that it is competitive in terms of pricing, performance, equipment, safety, availability of equipment to meet customer needs and availability of experienced, skilled personnel in those areas in which it operates.

  Excess capacity in the well servicing industry has resulted in severe price competition throughout much of the past decade. In the well servicing market, an important competitive factor in establishing and maintaining long-term customer relationships is having an experienced and skilled work force. In recent years, many of the Company's larger customers have placed an emphasis not only on pricing, but also on safety records and quality management systems of contractors. The Company believes that such factors will gain further importance in the future. The Company has directed substantial resources toward employee safety and quality management training programs as well as its employee review process. While the Company's efforts in these areas are not unique, many competitors, particularly small contractors, have not undertaken similar training programs for their employees. The Company expects competition and pricing pressures to continue in the foreseeable future.

CUSTOMERS

  The Company has approximately 3,700 active customers. The Company's largest customer, Union Pacific Resources Company ("UPRC"), accounted for approximately 20.00% of the Company's revenues for the fiscal year ended March 31, 1997. The Company has a contract with UPRC to provide liquid and workover rig services, which expires in February 1999 (with respect to liquid services) and August 1997 (with respect to workover rig services). The Company is required to maintain established levels of insurance and to indemnify UPRC against all losses arising in whole or in part from the Company's negligence, whether or not UPRC and its agents were contributorily negligent. While the Company believes that its relationship with UPRC is good, the loss of UPRC, or a significant reduction in business done with the Company by UPRC, if not offset by sales to new or existing customers, could have a material adverse effect on the Company's business, results of operations and prospects. No other customer accounted for more than 10% of the Company's revenues during the fiscal year ended March 31, 1997.

EMPLOYEES

  As of June 20, 1997, the Company employed approximately 3,051 people, of whom approximately 2,527 were employed on an hourly basis. The Company's future success will depend partially on its ability to attract, retain and motivate qualified personnel. The Company is not a party to any collective bargaining agreements and has not experienced any strikes or work stoppages. The Company considers its relations with employees to be generally satisfactory.

OPERATING RISKS AND INSURANCE

  The Company's operations are subject to hazards inherent in the oil and gas industry, such as blowouts, explosions, craterings, fires and oil spills, that can cause personal injury or loss of life, damage to or destruction of property, equipment, the environment and marine life, and suspension of operations. In addition, claims for loss of oil and gas production and damage to formations can occur in the workover business. If a serious accident was to occur at a location where the Company's equipment and services are used, it could result in the Company being named as a defendant in lawsuits asserting potentially large claims.

  Because the Company's vacuum truck and frac tank rentals involve the transportation of heavy equipment and materials, the Company may experience traffic accidents which may result in spills, property damage and personal injury. Despite the Company's efforts to maintain high safety standards, the Company from time to time has suffered losses in the past and anticipates that it could experience further losses in the future. Moreover, the frequency and severity of such incidents affect the Company's operating costs and insurability, and its relationship with customers, employees and regulators. Any significant increase in the frequency or severity of such incidents, or the general level of compensation awards with respect thereto, could adversely affect the cost of, or ability of the Company to obtain, workers' compensation and other forms of insurance, and could have other material adverse effects on the Company's financial condition and results of operations.

  As a protection against operating hazards, the Company maintains broad insurance coverage, including physical damage, employer's liability, comprehensive commercial general liability and workers' compensation insurance. The Company believes that it is adequately insured for public liability and property damage to others with respect to its operations, and that its insurance coverage is comparable to that which is customary in the industry against such hazards. However, such insurance may not be sufficient to protect the Company against liability for all consequences of well disasters, extensive fire damage, damage to personal property, injuries to or deaths of persons or damage to the environment. In addition, certain insurance policies exclude coverage for damages resulting from environmental contamination. The Company also carries insurance to cover physical damage to or loss of certain of its workover rigs. No assurance can be given that the Company will be able to maintain the type and amount of coverage that it considers adequate at rates that it considers reasonable or that insurance will continue to be available on terms as favorable as the Company's existing arrangements.

  In addition to insurance, the Company conducts training programs designed to promote the safe operation of all equipment and to minimize accidents occurring on job sites. The Company gives its managers incentives, through compensation arrangements, to take all reasonable steps possible to promote safety. The Company monitors safety closely and has carefully designed safety programs to reduce costs associated with accidents. However, there can be no assurance that the Company's insurance or safety programs will be adequate to protect against liability for accidents occurring on the job site or affecting the Company's equipment.

ENVIRONMENTAL REGULATION

  Many of the Company's operations take place in or near ecologically sensitive areas, such as the Texas Gulf Coast and the Louisiana inland waters, as well as in states that stringently regulate environmental matters, such as California. In addition, the Company's operations routinely involve the handling of significant amounts of waste materials, some of which are classified as hazardous substances. The Company's operations and facilities are thus subject to numerous local, state and federal environmental and public health and safety laws, rules and regulations, including laws concerning the containment and disposal of hazardous materials, oilfield waste and other waste materials, the use of underground storage tanks and the use of underground injection wells. The regulations applicable to the Company's operations include certain regulations controlling the discharge of hazardous or toxic materials into the environment, requiring removal or remediation of pollutants, requiring permits or licenses issued by regulatory agencies and imposing civil and criminal penalties for violations. Some of the statutory and regulatory programs that apply to the Company's operations also authorize private suits, the recovery of natural resource damages by the government, injunctive relief and cease and desist orders. Moreover, environmental laws typically expose the Company to "strict liability" rendering a person or entity liable for environmental damage without regard to negligence or fault on the part of such person or entity. As a result, the Company could be liable for cleanup costs, even if the situation resulted from previous acts by the Company that were lawful at the time or from the improper conduct of, or conditions caused by, previous property owners, lessees or other persons not associated with the Company. Environmental laws have become more stringent in recent years and are expected to become even more so in the future.

  Cleanup costs associated with environmental claims or capital expenditures or increased operating costs associated with changes in environmental laws and regulations could be substantial and could have a material adverse effect on the Company's financial condition and results of operations. However, the cost of environmental compliance has not had any material adverse effect on the Company's operations, financial condition or competitive position in the past, and management is not currently aware of any situation or condition that it believes is likely to have any such material adverse effect or require any material capital expenditure in the foreseeable future. In addition to management personnel who are responsible for monitoring environmental compliance and arranging for remedial actions as required from, the Company also employs from time to time outside experts to advise and assist the Company's environmental compliance efforts.

  In addition to having a direct effect on the Company, local, state and federal environmental regulations also may negatively impact oil and gas exploration and production companies which in turn could have a material adverse effect on the Company. To the extent laws are enacted or other governmental action is taken that prohibits or restricts drilling or imposes environmental protection requirements that result in increased costs to the oil and gas industry in general and the drilling industry in particular, the financial condition and results of operations of the Company could be adversely affected.

  In this regard, RCRA, the principal federal statute governing the disposal of solid and hazardous wastes, includes a statutory exemption that allows oil and gas exploration and production wastes to be classified as nonhazardous waste. A similar exemption is contained in many of the state counterparts to RCRA, including the state statutes in Texas, New Mexico and Louisiana however, there is no such exemption in the California statutes. If oil and gas exploration and production wastes were required to be managed and disposed of as hazardous waste, either as a result of changes in RCRA or the imposition of more stringent state regulations, the Company could be required to make significant unanticipated capital and operating expenditures or to cease or curtail certain operations. Further, if such wastes were required to be managed and disposed of as hazardous waste, domestic oil and gas producers, including many of the Company's customers, could be required to incur substantial obligations with respect to such waste. Because of the potential impact on the Company's customers, any regulatory changes that impose additional restrictions or requirements on the disposal of oil and gas wastes could adversely affect demand for the Company's services.

SENIOR NOTES; SUBSIDIARY GUARANTEES

  Terms used in this subheading as defined terms have the same meanings as set forth in the Indenture between the Company and its Subsidiary Guarantors, dated as of February 20, 1997, with U.S. Trust Company of Texas, N.A. as trustee, relating to the Company's 9 3/8% Senior Notes due 2007. Each of the Company's Significant Subsidiaries on the Issue Date, including those acquired in the Pride Acquisition, and each other Restricted Subsidiary that provides a guarantee under the Credit Facility (defined in the Indenture to include the Working Line which is in effect, and the Acquisition Line, which is not) became a Subsidiary Guarantor under the Indenture. Each Subsidiary Guarantor has unconditionally guaranteed on a senior basis, jointly and severally, the full and prompt performance of the Company's obligations under the Indenture and the Notes, including the payment of principal and interest on the Notes. The obligations of each Subsidiary Guarantor under its Subsidiary Guarantee is limited to the maximum amount as will, after giving effect to all other contingent and fixed liabilities of such Subsidiary Guarantor and after giving effect to any collections from or payments made by or on behalf of any other Subsidiary Guarantor in respect of the obligations of such other Subsidiary Guarantor under its Subsidiary Guarantee or pursuant to its contribution obligations under the Indenture, result in the obligations of such Subsidiary Guarantor under the Subsidiary Guarantee not constituting a fraudulent conveyance or fraudulent transfer under federal or state law. The terms of the Subsidiary Guarantees provide that, for purposes of such limitations and the applicable fraudulent conveyance laws, any indebtedness of a Subsidiary Guarantor incurred from time to time pursuant to the Credit Facility and secured by a perfected Lien on the assets of such Subsidiary Guarantor (assuming, for purposes of such determination, that the incurrence of any such indebtedness and the granting of any such security interest did not violate any such fraudulent conveyance laws) shall be deemed, to the extent of the value of the assets subject to such Lien, to have been incurred prior to the incurrence by such Subsidiary Guarantor of liability under its Subsidiary Guarantee.

  The Indenture provides that no Subsidiary Guarantor may consolidate with or merge with or into (whether or not such Subsidiary Guarantor is the surviving Person) another Person (other than the Company or another Subsidiary Guarantor), whether or not affiliated with such Subsidiary Guarantor, unless (i) subject to the provisions of the following paragraph, the Person formed by or surviving any such consolidation or merger (if other than such Subsidiary Guarantor) shall execute a Subsidiary Guarantee and deliver an opinion of counsel in accordance with the terms of the Indenture; (ii) immediately after giving effect to such transaction, no Default or Event of Default exists; (iii) such Subsidiary Guarantor, or any Person formed by or surviving any such consolidation or merger, would have Consolidated Net Worth (immediately after giving effect to such transaction), equal to or greater than the Consolidated Net Worth of such Subsidiary Guarantor immediately preceding the transaction; (iv) the Company would be permitted by virtue of the Company's pro forma Fixed Charge Coverage Ratio, immediately after giving effect to such transaction, to incur at least $1.00 of additional Indebtedness pursuant to the Fixed Charge Coverage Ratio test set forth in the Indenture; and (v) such transaction does not violate certain other covenants described in the Indenture.

  The Indenture provides that in the event of (i) the designation of any Subsidiary Guarantor as an Unrestricted Subsidiary or (ii) a sale or other disposition of all or substantially all of the property or assets of any Subsidiary Guarantor to a third party or an Unrestricted Subsidiary, by way of merger, consolidation or otherwise, or a sale or other disposition of all of the capital stock of any Subsidiary Guarantor, in either case, in a transaction or manner that does not violate any of the covenants in the Indenture, then such Subsidiary Guarantor (in the event of such a designation or a sale or other disposition, by way of such a merger, consolidation or otherwise, of all of the capital stock of such Subsidiary Guarantor) or the Person acquiring the property (in the event of a sale or other disposition of all or substantially all of the properties or assets of such Subsidiary Guarantor) will be released from and relieved of any obligations under its Subsidiary Guarantee, PROVIDED that any Net Proceeds of such sale or other disposition are applied in accordance with certain covenants set forth in the Indenture, and PROVIDED, FURTHER, HOWEVER, that any such termination shall occur only to the extent that all obligations of such Subsidiary Guarantor under all of its guarantees of, and under all of its pledges of assets or other security interests that secure, any other Indebtedness of the Company or its Restricted Subsidiaries shall also terminate upon such release, sale or disposition.

  The Indenture provides that (i) if the Company or any of its Restricted Subsidiaries shall, after the Issue Date, (a) transfer or cause to be transferred, any assets, businesses, divisions, real property or equipment having an aggregate fair market or book value in excess of $1.0 million to any Restricted Subsidiary that is not a Subsidiary Guarantor or (b) make any Investment having an aggregate fair market or book value in excess of $1.0 million in any Restricted Subsidiary that is not a Subsidiary Guarantor or (ii) if, after the Issue Date, any Restricted Subsidiary that is not a Subsidiary Guarantor shall own any assets or properties having an aggregate fair market or book value in excess of $1.0 million, then the Company shall cause such Restricted Subsidiary to execute a Subsidiary Guarantee and deliver an opinion of counsel, in accordance with the terms of the Indenture. In addition, the Company shall not permit any of its Restricted Subsidiaries, other than a Subsidiary Guarantor, directly or indirectly, to (i) incur, guarantee or secure through the granting of Liens the payment of any Indebtedness of the Company or
(ii) pledge any intercompany notes representing obligations of any of its Restricted Subsidiaries to secure the payment of any Indebtedness of the Company, in each case, unless the Company shall cause such Restricted Subsidiary to execute a Subsidiary Guarantee and deliver an opinion of counsel in advance in accordance with the terms of the Indenture.

  The Notes are effectively subordinated in right of payment to all existing and future senior Indebtedness of the Company, which includes any draws made under the Credit Facility. As of March 31, 1997, the Company's Credit Facility consisted of a $50.0 million working capital line of credit which, if borrowed, would be included as senior Indebtedness. The Indenture also permits the Company to have an acquisition line of credit of up to $10.0 million. See "Management's Discussion and Analysis - Liquidity and Capital Resources." Thus, the Notes and the Subsidiary Guarantees are effectively subordinated to claims of the lenders under the Credit Facility to the extent of such pledged collateral. At March 31, 1997, the Notes and the Subsidiary Guarantees were not subordinated to any secured Indebtedness (excluding letters of credit) of the Company or the Subsidiary Guarantors.

  Certain summary financial information concerning Dawson Production Services, Inc., on an unconsolidated basis, is set forth in the notes to the financial statements appearing elsewhere in this report. As noted above, the Company is in the process of completing the transfer of substantially all of its assets to the Partnership, which is expected to occur during July, 1997. Accordingly, at such time, substantially all of Company's revenue producing assets (other than interests in the Partnership itself) will be owned by the Partnership, which is a Subsidiary Guarantor. The Company's subsidiaries making such transfers are also Subsidiary Guarantors and the transfers are thus permissible under the terms of the Indenture.

ITEM 2. PROPERTIES

PROPERTIES

  The principal office of the Company is located in approximately 16,400 square feet of leased office space in San Antonio, Texas. The Company now operates approximately 39 yards, 15 of which it owns and 24 of which it leases. Of the Company's approximately 39 yards, 32 yards are located in Texas, 2 yards are located in Louisiana, 2 yards are located in New Mexico, and 3 yards are located in California. The Company has an option to purchase 9 of its leased yards pursuant to the terms of the Pride Purchase Agreement. The Company also operates 21 injection wells in Texas and 1 in Arkansas, 6 of which it owns and 15 of which it leases. The Company believes that its leased and owned properties, none of which individually is material to the Company, are adequate for its current needs.

ITEM 3. LEGAL PROCEEDINGS

  From time to time, the Company is a party to litigation or other legal proceedings that the Company considers to be a part of the ordinary course of its business. The Company currently is not involved in any legal proceedings that could reasonably be expected to have a material adverse effect on the Company's financial condition or results of operations. See "Business Operating Risks and Insurance."

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  No matters were submitted, during the fourth quarter of the Company's fiscal year ended March 31, 1997, to a vote of its shareholders.

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

  The Company's Common Stock commenced trading on the Nasdaq National Market on March 20, 1996 under the symbol "DPSI." The following table sets forth the high and low sale prices per share of the Common Stock as reported by the Nasdaq National Market for the periods indicated.

                                                          HIGH            LOW
Fiscal 1996                                              ------         --------
       Fourth Quarter (March 20, 1996 - March 31, 1996)  $11 7/8        $10

Fiscal 1997
       First Quarter (April 1 - June 30, 1996)           $14 1/2        $10 3/4
       Second Quarter (July 1 - September 30, 1996)      $14            $ 9 3/4
       Third Quarter (October 1 - December 31, 1996      $16 1/4        $11 1/2
       Fourth Quarter (January 1 - March 31, 1997)       $16 1/2        $11 3/16

  On March 31, 1997, the last reported sale price of the Common Stock on the Nasdaq National Market was $12 1/4 per share. At June 24, 1997, the Company had 112 shareholders of record of the Common Stock. The Company believes that there are in excess of 400 beneficial owners of the Common Stock.

  The Company has never paid cash dividends on the Common Stock and does not anticipate that cash dividends will be paid in the foreseeable future. Furthermore, certain provisions of the Credit Facility and the Indenture restrict the Company's ability to pay cash dividends on the Common Stock. Prior to the conversion of the Company's Series A Preferred Stock into Common Stock in March 1996, dividends were paid on the Series A Preferred Stock at the rate of $1.25 per share per annum, in accordance with the requirements of the Company's Articles of Incorporation. Such dividends were payable, at the option of the Company, either in cash or in shares of Common Stock, at the rate of one share of Common Stock for each $3.49 of dividends due. The Company paid dividends on the Series A Preferred Stock both in cash and in shares of Common Stock. The Company's loan agreement in effect at the time with its bank prohibited the payment of dividends; however, the bank waived this provision with respect to the payment of Series A Preferred Stock dividends. No Series A Preferred Stock is currently outstanding.

  The Company currently intends to retain any future earnings to finance the expansion and continuing development of the Company's business. The declaration and payment in the future of any cash dividends will be at the election of the Company's Board of Directors and will depend upon the earnings, capital requirements and financial position of the Company, future loan covenants, general economic conditions and other pertinent factors. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Liquidity and Capital Resources."

  During the period covered by this report, the Company sold the following unregistered securities. On or about April 1, 1996, the Company granted options to acquire 34,400 shares of its Common Stock at an exercise price of $10.75 per share to eight non-employee directors. These options will expire on April 1, 2006. On or about July 3, 1996, the Company granted options to acquire 290,650 shares of its Common Stock at an exercise price of $11.375 per share to 33 employees and a consultant. These options expire on July 3, 2006. On or about November 20, 1996, the Company granted options to acquire 4,300 shares of its Common Stock at an exercise price of $12.25 per share to one director. These options expire on November 20, 2006. All of the above grants of options were exempt from registration pursuant to Section 4(2) of the Securities Act of 1933.

  In addition, the Company issued the following restricted shares of its Common Stock in connection with the exercise of options. On or about April 5, 1996, the Company issued 4,300 shares to a director for $7.44 per share. On or about May 30, 1996, the Company issued 4,300 shares to a director for $7.44 per share. On or about January 14, 1997, the Company issued 4,300 shares for $7.44 per share and 4,300 shares for $10.75 per share to a former directors, transferee. On or about January 23, 1997, the Company issued 4,300 shares to a former employee or director for $4.65 per share. All such issuances were made in connection with the exercise of options and were exempt from registration pursuant to Section 4(2) of the Securities Act of 1933.

                      SELECTED CONSOLIDATED FINANCIAL DATA

ITEM 6. SELECTED FINANCIAL DATA

  The following table sets forth selected consolidated financial data for the Company for the periods indicated. The selected consolidated financial data for all fiscal years presented have been derived from the audited consolidated financial statements of the Company. The selected financial data should be read in conjunction with, and is qualified in its entirety by, the consolidated financial statements of the Company and related notes and other financial information included elsewhere in this Annual Report on Form 10-K and with "Management's Discussion and Analysis of Financial Condition and Results of Operations."

                                                                                   AT OR FOR YEARS
                                                                                         ENDED
                                                                                        MARCH 31,
                                                      -----------------------------------------------------------------------------
                                                         1993            1994             1995            1996             1997
                                                      ----------     -----------      -----------      -----------      -----------
                                                                   (in thousands, except share and per share amounts)
INCOME STATEMENT DATA:
Revenues ........................................     $   20,822     $    27,942      $    36,005      $    52,391      $    92,628
Costs and expenses:
  Operating .....................................         14,772          19,937           24,241           34,320           59,958
  General and administrative ....................          3,040           3,854            5,574            8,937           14,790
  Depreciation and amortization .................          1,374           1,707            2,608            4,396            7,844
                                                      ----------     -----------      -----------      -----------      -----------
Operating income ................................          1,636           2,444            3,582            4,738           10,036
Interest expense ................................            301             282              789            1,848            2,313
Other (income) expense ..........................             84             (61)             (41)            (129)            (697)
Minority interest ...............................            358             902            1,092              937             --
                                                      ----------     -----------      -----------      -----------      -----------

Income before income taxes and
     extraordinary item .........................            893           1,321            1,742            2,082            8,420

Provision for income taxes ......................            320             525              681              709            3,343
                                                      ----------     -----------      -----------      -----------      -----------
Income before extraordinary item ................            573             796            1,061            1,373            5,077
Extraordinary item(1) ...........................           --               (92)            --               (514)            --
                                                      ----------     -----------      -----------      -----------      -----------
Net income ......................................            573             704            1,061              859            5,077
Preferred stock dividends .......................            101             101              101               88             --
                                                      ----------     -----------      -----------      -----------      -----------
Net income applicable to common .................     $      472     $       603      $       960      $       771      $     5,077
                                                      ==========     ===========      ===========      ===========      ===========

    Primary earnings per share ..................     $      .23     $       .29      $       .45      $       .27      $       .71
    Fully diluted earnings per share ............     $      .23     $       .29      $       .42      $       .27      $       .71
    Average number of shares outstanding
    -primary ....................................      2,020,664       2,052,168        2,155,380        2,931,234        7,189,638
    Average number of shares outstanding
    -fully diluted ..............................      2,020,664       2,450,791        2,648,740        3,207,622        7,189,638

BALANCE SHEET DATA:
Cash and cash equivalents .......................     $    1,139     $     2,172      $     2,797      $    13,863      $    42,330
Net property and equipment ......................          8,625           8,978           25,321           29,115          145,641
Total assets ....................................         15,828          16,714           40,525           56,368          273,736
Long-term debt and other obligations,
    net of current portion ......................          1,722           1,623           15,989            3,695          143,306
Total shareholders' equity ......................          6,009           6,720           10,098           45,694          106,219
OTHER FINANCIAL DATA:
Ratio of earnings to fixed charges(2) ...........           3.6x            5.0x             3.1x             2.1x             4.4x
EBITDA(3) .......................................     $    3,010     $     4,151      $     6,190      $     9,134      $    17,880
Ratio of EBITDA to interest expense .............          10.0x           14.7x             7.9x             4.9x             7.7x

-----------
(1) Includes a $92,000 charge in fiscal 1994 to reflect the cumulative effect of change in accounting principle.

(2) For purposes of computing the ratio of earnings to fixed charges, earnings are computed as income before income taxes, extraordinary item and cumulative effect of a change in accounting principle, plus fixed charges. Fixed charges consist of interest, whether expensed or capitalized, amortization of debt issuance costs and an estimated portion of rentals representing interest costs.

  (3) EBITDA is defined as earnings before interest expense, taxes, depreciation and amortization, minority interest and other (income) expense and is presented because it is a widely accepted financial indication of a company's ability to incur and service debt. EBITDA should not be considered as an alternative to earnings as an indicator of the Company's operating performance or to cash flows as a measure of liquidity.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

  The following Management's Discussion and Analysis of Financial Condition and Results of Operations contains forward looking statements which involve risks and uncertainties. The Company's actual results could differ materially from those anticipated in these forward looking statements. In addition, the Management's Discussion and Analysis should be read in conjunction with, and is qualified in its entirety by reference to, the financial statements of the Company and the notes thereto included elsewhere in this Annual Report. This discussion and analysis of operations compares the three fiscal years ended March 31, 1995, 1996 and 1997.

GENERAL

  The Company's operations have been significantly impacted by the Pride Acquisition. As a result of the Pride Acquisition, the Company increased its workover rig fleet to over five times its previous size to become the second largest provider of workover rigs in the United States. In addition, the Company has acquired significant operations in California, a market in which it did not previously operate. The Company also will seek to expand its liquid and production services into land-based well servicing areas acquired through the Pride Acquisition. The Company does not have any current understanding, arrangement or agreement to acquire other businesses or assets. There can be no assurance that attractive acquisitions will be available to the Company at prices it believes to be reasonable or that any acquisition achieved will ultimately prove to be a successful undertaking by the Company. Consistent with its strategy, the Company intends to continue to pursue acquisitions of businesses and assets as attractive opportunities become available.

  The Company has experienced revenue growth as a result of the Pride Acquisition and, to a lesser extent, the Taylor Acquisition. The Company derives its revenues from workover rig services, liquid services and production services. Workover rig services are billed at hourly rates that are generally determined by the type of equipment required, market conditions in the region in which the rig operates, the ancillary equipment provided on the rig and the necessary personnel. The Company charges its customers for liquid services either on an hourly basis or on a per barrel basis depending on the services offered, while production services are primarily billed on an hourly basis. The base rates for the Company's services have generally been stable over the past three years.

  In February 1997, the Company sold 4,722,259 shares of its common stock at $12.50 per share in a public offering which yielded net proceeds of approximately $55.3 million. Concurrent with the stock offering, the Company sold $140 million of senior unsecured notes at par value. The senior unsecured notes carry a coupon rate of interest of 9 3/8%, the proceeds of which netted the Company approximately $135.3 million. The total proceeds from the stock and senior unsecured note offerings (the "Offerings") yielded the Company combined proceeds of approximately $190.6 million of which $135.4 million was used to pay the consideration attributable to the Pride Acquisition. Approximately $12.3 million was used to repay existing indebtedness and the remainder is being used for working capital and general corporate purposes.

  The Company's operating costs are comprised primarily of labor and maintenance costs. Labor costs generally are variable and are incurred only while a workover rig is operating or liquid services or production services are being provided; however, the Company employs rig personnel to perform maintenance and other services who are paid even when rigs are not operating. The Company's administrative staff at the yard level and in the corporate office are accounted for as general and administrative expense. Insurance costs generally are fixed costs and relate to the number of active rigs, trucks and other equipment in the Company's fleet. The Company's workers' compensation insurance costs have declined over the past two years due to its favorable safety record.

RESULTS OF OPERATIONS

YEAR ENDED MARCH 31, 1997 COMPARED TO THE YEAR ENDED MARCH 31, 1996

  REVENUES. Revenues for the year ended March 31, 1997 were $92.6 million, an increase of 77% from $52.4 million for the year ended March 31, 1996. This increase in revenues is primarily attributable to the various acquisitions made during the fiscal year ended March 31, 1997. The Pride Acquisition added 407 workover rigs, the Taylor Acquisition added 66 vacuum trucks to the Company's fleet, and the acquisition of Mobley Company, Inc. ("the Mobley Acquisition") added 33 vacuum trucks. Various other acquisitions added 11 vacuum trucks, a Louisiana production testing company and six workover rigs.

  OPERATING COSTS. Operating costs for the year ended March 31, 1997 were $60.0 million, an increase of 75% from $34.3 million for the year ended March 31, 1996. This increase was due primarily to the Pride and Taylor Acquisitions. Operating costs as a percentage of revenues remained constant at 65% for the years ended March 31, 1997 and 1996.

  GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses for the year ended March 31, 1997 were $14.8 million, an increase of 65% from $8.9 million for the year ended March 31, 1996. This increase was due primarily to the higher general and administrative expenses associated with the Pride and Taylor Acquisitions, which significantly increased the Company's fixed cost base with the addition of 29 new yard locations. As a percentage of revenues, general and administrative expenses decreased to 16% for the year ended March 31, 1997, compared to 17% for the prior year.

  DEPRECIATION AND AMORTIZATION. Depreciation and amortization expense for the year ended March 31, 1997 was $7.8 million, an increase of 78% from $4.4 million for the year ended March 31, 1996. This increase was due to a substantial increase in the Company's asset base resulting from the Pride and Taylor Acquisitions.

  INTEREST EXPENSE. Interest expense for the year ended March 31, 1997 was $2.3 million compared to $1.9 million for the year ended March 31, 1996. The increase of $.4 million is attributable to two factors. First, interest expense declined for the first nine months of the year ended March 31, 1997 due to the retirement of debt from funds generated from the Company's initial public offering completed in March 1996. Secondly, interest expense in the fourth quarter of fiscal 1997 increased substantially due to the $140.0 million senior notes incurred in the Debt Offering in February 1997.

  MINORITY INTEREST. Minority interest for the year ended March 31, 1997 was $nil, compared to $0.9 million for the year ended March 31, 1996. This decrease was a result of the Company's acquisition of the Minority interest in Dawson Welltech L.C. in November of 1996.

YEAR ENDED MARCH 31, 1996 COMPARED TO THE YEAR ENDED MARCH 31, 1995

  REVENUES. Revenues for the year ended March 31, 1996 were $52.4 million, an increase of 46% from $36.0 million for the year ended March 31, 1995. This increase was due primarily to the Well Solutions Acquisition in November 1995. Revenues from workover rig services were slightly higher for the year ended March 31, 1996 compared to the prior year due to increased demand for horizontal recompletion services and the introduction of a second barge-mounted workover rig in August 1995.

  OPERATING COSTS. Operating costs for the year ended March 31, 1996 were $34.3 million, an increase of 42% from $24.2 million for the year ended March 31, 1995. This increase was due primarily to the Well Solutions Acquisition. Operating costs as a percentage of revenues decreased to 65% for the year ended March 31, 1996 compared to 67% for the prior year, which reflects the higher margin characteristics of the liquid services and production services businesses acquired in the Well Solutions Acquisition compared to the Company's workover rig services business.

  GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses for the year ended March 31, 1996 were $8.9 million, an increase of 60% from $5.6 million for the year ended March 31, 1995. This increase was due primarily to the higher general and administrative expenses associated with the Well Solutions Acquisition, which significantly increased the Company's fixed cost base with the addition of seven new yard locations. As a percentage of revenues, general and administrative expenses increased to 17% for the year ended March 31, 1996, compared to 15% for the prior year. In fiscal year 1996, the Company granted bonuses of $336,000 in connection with exercises of non-statutory stock options by certain of the Company's current and former officers, directors and employees with regard to federal tax liability they incurred related to such exercises. The Company does not anticipate granting bonuses for such purposes in the future.

  DEPRECIATION AND AMORTIZATION. Depreciation and amortization expense for the year ended March 31, 1996 was $4.4 million, an increase of 69% from $2.6 million for the year ended March 31, 1995. This increase was due to a substantial increase in the Company's asset base resulting from the Well Solutions Acquisition.

  INTEREST EXPENSE. Interest expense for the year ended March 31, 1996 was $1.9 million compared to $0.8 million for the year ended March 31, 1995, due to the incurrence, in connection with the Well Solutions Acquisition, of $13.0 million of debt with a 10.81% interest rate. The approximately $11.4 million of debt remaining in March 1996 relating to the Well Solutions Acquisition was prepaid with a portion of the proceeds from the IPO.

  MINORITY INTEREST. Minority interest for the year ended March 31, 1996 was $0.9 million, a decrease of 12% from $1.1 million for the year ended March 31, 1995. This decrease was a result of the acquisition in November 1995 of the Minority interest in Dawson Welltech, L.C.

  EXTRAORDINARY ITEM. As a result of the prepayment of approximately $11.4 million of debt related to the Well Solutions Acquisition, the Company recorded an extraordinary expense for the year ended March 31, 1996 amounting to approximately $0.5 million (net of taxes). This amount represents prepayment penalties, reimbursement to the lender for its costs and expenses resulting from the prepayment and the write-off of fees incurred at loan origination (net of taxes).

LIQUIDITY AND CAPITAL RESOURCES

  The Company had cash and cash equivalents of approximately $42.3 million at March 31, 1997 compared to approximately $13.9 million at March 31, 1996. Working capital was approximately $56.0 million and approximately $16.8 million at March 31, 1997 and March 31, 1996, respectively. The Company used a net amount of approximately $163.8 million for investing activities during the fiscal year ended March 31, 1997, primarily for the Pride and Taylor Acquisition and for other capital expenditures of approximately $63 million. Acquisitions of additional assets and businesses are expected to continue to be an important part of the Company's strategy. Under certain circumstances, the Company would need to obtain additional financing to fund such acquisitions.

  On January 20, 1997, the Company completed the Mobley Acquisition. The Company paid approximately $5.0 million of the acquisition price from its existing cash. The remainder of the purchase price consisted of a $0.5 million five year subordinated note.

  In February 1997, the Company sold 4,722,259 shares of its common stock at $12.50 per share in a public offering which yielded net proceeds of approximately $55.3 million. Concurrent with the stock offering, the Company sold $140.0 million of senior unsecured notes at par value. The senior unsecured notes carry a coupon rate of interest of 9 3/8%, the proceeds of which netted the Company approximately $135.3 million. The total net proceeds from the Offerings yielded the Company combined proceeds of approximately $190.6 million of which $135.4 million was used to pay the consideration attributable to the Pride Acquisition. Approximately $12.3 million was used to repay existing indebtedness and the remainder is being used for working capital and general corporate purposes.

  The Company has $3.75 million of subordinated debt outstanding at March 31, 1997. Approximately $1.5 million of the subordinated debt is represented by a debenture held by Well Solutions, bears interest at 8%, matures on November 30, 1999, is prepayable without penalty at any time, and may be converted at any time, at the option of the holder, into 37,634 shares of Company Common Stock, subject to adjustment to prevent dilution. The Company does not currently intend to prepay the debenture by may decide to do so in the future if interest rates decline. Approximately $1.75 million of subordinated debt is represented by a subordinated, non-negotiable promissory note held by PSD Investments, Ltd., which bears interest at 8%, matures on July 26, 2001 and is prepayable without penalty at any time. In addition, approximately $.5 million of subordinated debt is represented by a promissory note held by The Mobley Company, Inc., which bears interest at 8.5%, matures on January 20, 2002 and is prepayable without penalty at any time.

     All of the subordinated debt of the Company was incurred in conjunction with certain acquisitions made by the Company and have offset provisions in conjunction with unforeseen liabilities that might arise from these acquisitions. The Company has received a request for acceleration of payment and has been served with a lawsuit relating to the $1.75 million of subordinated debt held by PSD Investments, Ltd. debt due to an alleged event of default. However, the Company believes it is in compliance with the applicable loan covenants and an event of default does not exist. Accordingly, the subordinated debt has not been reflected as a current obligation in the consolidated financial statements.

  The Company generated cash from operating activities of approximately $13.5 million during the year ended March 31, 1997. The Company's principal uses of cash during the year ended March 31, 1997 were to prepay the indebtedness from the Taylor Acquisition and to fund approximately $6.3 million of capital expenditures for upgrading and purchasing equipment.

  The Company believes that the combination of internally generated cash flow, the net proceeds from the Offerings and availability under the Credit Facility should provide the Company with sufficient financing to fund the Company's operations for at least the next 12 months. There can be no assurance, however, that the Company will not need additional financing or that such financing will be available on economically acceptable terms.

DESCRIPTION OF CREDIT FACILITY

  Concurrent with the closing of the Offerings and the Pride Acquisition, the Company put into place a working capital line of credit (the "Working Line") with a bank. The maximum availability under the Working Line is the lesser of
(i) $50.0 million or (ii) 80% of eligible accounts receivable that have been outstanding less than 90 days. The Working Line is secured by a first lien security interest on all the Company's accounts receivable. Borrowings under the Working Line mature on February 20, 1999 and bear interest, at a rate the Company may select from time-to-time, equal to: (i) the Bank's prime rate of interest or (ii) the applicable margin plus the Wall Street Journal LIBOR rate of interest; the applicable margin is determined by a ratio of total funded debt to consolidated EBITDA, but shall never be less than 1.75% nor higher than 2.75%. Under the terms of the agreement relating to the Working Line, the Company must maintain minimum working capital, tangible net worth, current ratios and debt to capital ratios. The foregoing description does not purport to be a complete description of all terms of the Working Line or the Credit Facility. The Company had not drawn against the Working Line as of March 31, 1997 but has used the line to secure five letters of credit totaling $568,000 related to its worker's compensation insurance program.

INFLATION AND SEASONALITY

  Inflation has not had a significant impact on the Company's operations to date and the Company's operating revenues have not historically been subject to significant seasonal changes.

NEW ACCOUNTING PRONOUNCEMENTS -- ACCOUNTING FOR ASSET IMPAIRMENT; ACCOUNTING FOR STOCK-BASED COMPENSATION; ACCOUNTING FOR EARNINGS PER SHARE

  During March 1995, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("FAS") No. 121, "Accounting for the Impairment of LongLived Assets and for Long-Lived Assets to Be Disposed Of " ("FAS 121"). The Company adopted FAS 121 effective April 1, 1996. FAS 121 requires that long-lived assets and certain identifiable intangibles to be held and used by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Adoption of this pronouncement had no material effect on the financial statements.

  In October 1995, the FASB issued FAS No. 123, "Accounting for Stock-Based Compensation" ("FAS 123"). FAS 123 defines a fair value based method of accounting for employee stock options or similar equity instruments and encourages all entities to adopt that method of accounting for all of their employee stock compensation plans. Under the fair value based method, compensation cost is measured at the grant date based on the value of the award and is recognized over the service period of the award, which is usually the vesting period. However, FAS 123 also allows entities to continue to measure compensation costs for employee stock compensation plans using the intrinsic value method of accounting prescribed by APB Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25"). Entities electing to remain with the accounting prescribed by APB 25 must make pro forma disclosures of net income and earnings per share as if the fair value based method recommended by FAS 123 had been applied. The accounting requirements of FAS 123 are effective for transactions entered into in years that begin after December 15, 1995, though they may be adopted on issuance. The disclosure requirements of FAS 123 are effective for financial statements for years beginning after December 15, 1995. The Company intends to continue measuring compensation costs using APB 25 and has provided pro forma disclosures of net income and earnings per share as if the fair value based method of accounting under FAS 123 had been applied beginning with its financial statements for the year ending March 31, 1997.

  In February 1997, the FASB issued FAS No. 128, "Earnings Per Share," which establishes standards for computing and presenting earnings per share. This Standard, effective for financial statements issued for periods ending after December 15, 1997, replaces the presentation of primary earnings per share with a presentation of basic earnings per share. In addition, this Standard requires dual presentation of basic and diluted earnings per share on the face of the statement of operations. The impact of the adoption of FAS No. 128 on earnings per share for 1996 and 1997 will not be material.

ITEM 8. CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                                                       PAGE
                                                                                                       ----
Independent Auditors' Report........................................................................    33
Consolidated Financial Statements:
  Consolidated Balance Sheets at March 31, 1996 and 1997............................................    34
  Consolidated Statements of Income for the years ended March 31, 1995, 1996 and 1997...............    35
  Consolidated Statements of Shareholders' Equity for the years ended March 31, 1995, 1996 and 1997     36
  Consolidated Statements of Cash Flows for the years ended March 31, 1995, 1996 and 1997...........    37
  Notes to the Consolidated Financial Statements....................................................    38

                          INDEPENDENT AUDITORS' REPORT

The Board of Directors and Shareholders
Dawson Production Services, Inc.:

  We have audited the accompanying consolidated balance sheets of Dawson Production Services, Inc. and subsidiaries as of March 31, 1996 and 1997, and the related consolidated statements of income, shareholders' equity, and cash flows for each of the years in the three-year period ended March 31, 1997. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

  We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

  In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Dawson Production Services, Inc. and subsidiaries as of March 31, 1996 and 1997, and the results of their operations and their cash flows for each of the years in the three-year period ended March 31, 1997, in conformity with generally accepted accounting principles.

                                                    KPMG Peat Marwick LLP
San Antonio, Texas
June 23, 1997

                        DAWSON PRODUCTION SERVICES, INC.

                           CONSOLIDATED BALANCE SHEETS

                                                                                                            March 31,
                                                                                                    1996                   1997
                                                                                                ------------          -------------
                               ASSETS
Current assets:
  Cash and cash equivalents ...........................................................         $ 13,863,108          $  42,329,987
  Trade receivables, substantially all pledged (net of allowance for
       doubtful accounts of $290,839 and $561,182, respectively) ......................            8,773,156             30,914,440
  Other receivables ...................................................................               95,202                673,905
  Income taxes receivable .............................................................              740,768                574,155
  Prepaid expenses and other ..........................................................              215,497                444,415
                                                                                                ------------          -------------
          Total current assets ........................................................           23,687,731             74,936,902
Net property and equipment (note 6) ...................................................           29,114,671            145,640,596
Goodwill and other assets .............................................................            3,565,555             53,158,691
                                                                                                ------------          -------------
          Total assets ................................................................         $ 56,367,957          $ 273,736,189
                                                                                                ============          =============
                      LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Accounts payable ....................................................................         $  2,909,390          $   9,605,696
  Accrued liabilities .................................................................            2,825,926              8,621,675
  Current portion of long-term debt (note 4) ..........................................               20,055                623,333
  Current portion of obligations under capital
     leases (note 6) ..................................................................            1,167,384                 39,207
                                                                                                ------------          -------------
          Total current liabilities ...................................................            6,922,755             18,889,911
                                                                                                ------------          -------------
Long-term debt, net of current portion (note 4) .......................................            1,530,903              3,166,667
Obligations under capital leases, net of current portion (note 6) .....................            2,163,610                139,678
Senior notes (note 5) .................................................................                 --              140,000,000
Deferred income taxes (note 9) ........................................................               56,310              5,320,951
Shareholders' equity (notes 7 and 8):
  Preferred stock, no par value 560,600 shares
     authorized, none issued and outstanding ..........................................                 --                     --
  Common stock, $.01 par value, 20,560,600 shares
     authorized, 6,382,526 and 11,126,285 issued and
     outstanding, respectively ........................................................               63,826                111,264
  Paid-in capital .....................................................................           41,458,254             96,858,449
  Retained earnings ...................................................................            4,314,177              9,391,147
  Notes receivable from officers ......................................................             (141,878)              (141,878)
                                                                                                ------------          -------------
          Total shareholders' equity ..................................................           45,694,379            106,218,982
Commitments and contingencies (note 12)
          Total liabilities and shareholders'
            equity ....................................................................         $ 56,367,957          $ 273,736,189
                                                                                                ============          =============

          See accompanying notes to consolidated financial statements.

                        DAWSON PRODUCTION SERVICES, INC.

                        CONSOLIDATED STATEMENTS OF INCOME

                                                                                                YEARS ENDED
                                                                                                  MARCH 31,
                                                                         ----------------------------------------------------------
                                                                             1995                   1996                  1997
                                                                         ------------           ------------           ------------
Revenues ......................................................          $ 36,004,700           $ 52,391,307           $ 92,627,701
                                                                         ------------           ------------           ------------
Costs and expenses:
  Operating ...................................................            24,240,773             34,319,579             59,957,770
  General and administrative ..................................             5,573,978              8,937,502             14,789,471
  Depreciation and amortization ...............................             2,607,837              4,396,574              7,844,336
                                                                         ------------           ------------           ------------
          Total costs and expenses ............................            32,422,588             47,653,655             82,591,577
                                                                         ------------           ------------           ------------
          Operating income ....................................             3,582,112              4,737,652             10,036,124
                                                                         ------------           ------------           ------------
Other income and expense:
  Interest expense ............................................               789,276              1,847,678              2,312,850
  Other income, net ...........................................               (40,939)              (129,494)              (696,696)
                                                                         ------------           ------------           ------------
          Total other income and
            expense ...........................................               748,337              1,718,184              1,616,154
                                                                         ------------           ------------           ------------
          Income before minority
            interest, income taxes and
            extraordinary item ................................             2,833,775              3,019,468              8,419,970
Minority interest in consolidated
  subsidiary ..................................................             1,091,717                937,164                   --
                                                                         ------------           ------------           ------------
Income before income taxes and
 extraordinary item ...........................................             1,742,058              2,082,304              8,419,970
Provision for income taxes (note 9) ...........................               680,822                709,306              3,343,000
                                                                         ------------           ------------           ------------
Income before extraordinary item ..............................             1,061,236              1,372,998              5,076,970
Extraordinary item ............................................                  --                 (513,819)                  --
                                                                         ------------           ------------           ------------
Net income ....................................................             1,061,236                859,179           $  5,076,970
                                                                         ------------           ------------           ------------
Preferred stock dividends .....................................               101,007                 88,273                   --
                                                                         ------------           ------------           ------------
Net income applicable to common
  stock .......................................................          $    960,229           $    770,906           $  5,076,970
                                                                         ============           ============           ============
Earnings per common share:
  Primary:
     Income before extraordinary item .........................          $       0.45           $       0.44           $       0.71
     Extraordinary item .......................................                  --                    (0.17)                  --
                                                                         ------------           ------------           ------------
        Net income ............................................          $       0.45           $       0.27           $       0.71
                                                                         ============           ============           ============
     Average number of shares outstanding .....................             2,155,380              2,931,234              7,189,638
                                                                         ============           ============           ============
  Fully diluted:
     Income before extraordinary item .........................          $       0.42           $       0.43           $       0.71
     Extraordinary item .......................................                  --                    (0.16)                  --
                                                                         ------------           ------------           ------------
       Net income .............................................          $       0.42           $       0.27           $       0.71
                                                                         ============           ============           ============
     Average number of shares outstanding .....................             2,648,740              3,207,622              7,189,638
                                                                         ============           ============           ============

          See accompanying notes to consolidated financial statements.

                        DAWSON PRODUCTION SERVICES, INC.

                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                                       COMMON STOCK                                                                 NOTES
                                  -----------------------                     TREASURY STOCK                      RECEIVABLE
                                     ISSUED                   PAID-IN      ---------------------    RETAINED        FROM
                                     SHARES      AMOUNTS      CAPITAL      SHARES      AMOUNTS      EARNINGS       OFFICERS
                                  -----------   ---------   ------------   -------   -----------   -----------   ------------
Balances at March 31, 1994 .....    1,326,348   $  13,263   $  4,200,880    48,732   $   (76,994)  $ 2,583,042          $--
  Purchase of treasury stock ...         --          --             --      16,172       (72,264)         --             --
  Sale of common stock .........      282,536       2,826      2,248,576   (63,687)      143,598          --             --
  Dividends on preferred stock,
    paid in cash ...............         --          --             --        --            --        (101,007)          --
  Exercise of common stock
    warrants ...................       57,818         578         86,300      --            --            --          (66,878)
  Conversion of subordinated
    convertible note into common
    stock ......................       16,125         161         74,839      --            --            --             --
    Net income .................         --          --             --        --            --       1,061,236           --
                                  -----------   ---------   ------------   -------   -----------   -----------   ------------
BALANCES AT MARCH 31, 1995 .....    1,682,827      16,828      6,610,595     1,217        (5,660)    3,543,271        (66,878)
  Dividends on preferred stock,
    paid in cash ...............         --          --             --        --            --         (88,273)          --
  Common stock issued--
    Initial public offering
      (note 7) .................    2,616,202      26,163     23,495,829      --            --            --             --
    Conversion of subordinated
      convertible note .........      371,232       3,712      2,546,288      --            --            --             --
    Issuance of common stock for
      minority interest ........    1,329,495      13,295      7,686,705      --            --            --             --
    Conversion of preferred
      stock to common stock ....      347,440       3,474      1,006,526      --            --            --             --
  Exercise of stock options ....       36,547         366         75,633      --            --            --          (75,000)
  Tax benefit realized from
    stock options ..............         --          --           42,326      --            --            --             --
  Retirement of treasury
    stock ......................       (1,217)        (12)        (5,648)   (1,217)        5,660          --             --
 Net income ....................         --          --             --        --            --         859,179           --
                                  -----------   ---------   ------------   -------   -----------   -----------   ------------
BALANCES AT MARCH 31, 1996 .....    6,382,526      63,826     41,458,254      --            --       4,314,177       (141,878)
Common stock issued -
    Secondary public
      offering (note 7) ........    4,722,259      47,223     55,238,214      --            --            --             --
Exercise of stock options ......       21,500         215        161,981      --            --            --             --
Net income .....................         --          --             --        --            --       5,076,970           --
                                                ---------   ------------   -------   -----------   -----------   ------------

BALANCES AT MARCH 31, 1997 .....   11,126,285   $ 111,264   $ 96,858,449      --            --     $ 9,391,147   $   (141,878)
                                  ===========   =========   ============   =======   ===========   ===========   ============

                                       TOTAL
                                       SHARE-
                                       HOLDERS'
                                       EQUITY
                                   -------------
Balances at March 31, 1994 .....   $   6,720,191
  Purchase of treasury stock ...         (72,264)
  Sale of common stock .........       2,395,000
  Dividends on preferred stock,
    paid in cash ...............        (101,007)
  Exercise of common stock
    warrants ...................          20,000
  Conversion of subordinated
    convertible note into common
    stock ......................          75,000
    Net income .................       1,061,236
                                   -------------
BALANCES AT MARCH 31, 1995 .....      10,098,156
  Dividends on preferred stock,
    paid in cash ...............         (88,273)
  Common stock issued--
    Initial public offering
      (note 7) .................      23,521,992
    Conversion of subordinated
      convertible note .........       2,550,000
    Issuance of common stock for
      minority interest ........       7,700,000
    Conversion of preferred
      stock to common stock ....       1,010,000
  Exercise of stock options ....             999
  Tax benefit realized from
    stock options ..............          42,326
  Retirement of treasury
    stock ......................            --
 Net income ....................         859,179
                                   -------------
BALANCES AT MARCH 31, 1996 .....      45,694,379
Common stock issued -
    Secondary public
      offering (note 7) ........      55,285,437
Exercise of stock options ......         162,196
Net income .....................       5,076,970
                                   -------------

BALANCES AT MARCH 31, 1997 .....   $ 106,218,982
                                   =============

See accompanying notes to consolidated financial statements.

                        DAWSON PRODUCTION SERVICES, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                                 YEARS ENDED MARCH 31,
                                                                              ------------------------------------------------------
                                                                                  1995                  1996               1997
                                                                              ------------         ------------        ------------
Cash flows from operating activities:
  Net income .........................................................        $  1,061,236         $    859,179        $  5,076,970
  Adjustments to reconcile net income to net
    cash provided by operating activities:
      Minority interest in net income of
        subsidiary company ...........................................           1,091,717              937,164                --
      Depreciation and amortization ..................................           2,607,837            4,396,574           7,844,336
      Allowance for doubtful accounts ................................             157,921              (57,213)            200,343
      Common stock issued in lieu of interest
        payments .....................................................
      Loss (gain) on sale of assets ..................................             (22,113)              95,351            (124,609)
      Increase in deferred income taxes ..............................              88,740              636,665           2,573,091
      Decrease (increase) in receivables .............................          (4,338,722)            (813,746)        (19,134,658)
      Decrease (increase) in prepaid expenses
        and other ....................................................             (11,802)             (71,512)             36,055
      Decrease (increase) in other assets ............................            (129,336)             170,390            (321,106)
      Increase (decrease) in accounts payable ........................           1,823,552              (19,796)          5,862,700
      Increase (decrease) in income tax payable ......................            (288,671)                --                 --
      Increase in accrued expenses ...................................           1,000,374              510,305          11,450,404
                                                                              ------------         ------------        ------------
        Net cash provided by operating activities ....................           3,040,733            6,643,361          13,463,526
                                                                              ------------         ------------        ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Acquisitions .......................................................         (16,597,550)            (125,000)       (157,540,516)
  Additions to property and equipment ................................          (2,567,230)          (4,522,765)          6,793,784
  Proceeds from sales of property and equipment ......................              65,644              281,841              91,754
                                                                              ------------         ------------        ------------
        Net cash used in investing activities ........................         (19,099,136)          (4,365,924)       (164,242,546)
                                                                              ------------         ------------        ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Long-term borrowings ...............................................          16,156,053            1,042,677           9,511,330
  Payments on short-term borrowings ..................................                --                   --                  --
  Payments on long-term debt .........................................          (2,027,649)         (14,058,284)        (11,800,526)
  Capital lease payments .............................................            (593,838)          (1,348,564)         (4,576,248)
  Sale of common stock ...............................................           2,395,000           23,521,992          55,285,437
  Net proceeds from senior notes issuance ............................                --                   --           135,332,000
  Deferred debt issuance costs .......................................                --                   --            (4,668,290)
  Exercise of common stock options and warrants ......................              20,000                  999             162,196
  Tax benefit realized from stock options ............................                --                 42,326                --
  Cost of treasury stock purchased ...................................             (72,264)                --                  --
  Cash dividends on preferred stock ..................................            (101,007)             (88,273)               --
  Investment in subsidiary by minority owner .........................           1,404,000                 --                  --
  Subsidiary distributions to minority owner .........................            (497,026)            (323,742)               --
                                                                              ------------         ------------        ------------
        Net cash used in financing activities ........................          16,683,269            8,789,131         179,245,899
                                                                              ------------         ------------        ------------
        Net increase in cash .........................................             624,866           11,066,568          28,466,879
  Cash and cash equivalents at the beginning of
    the period .......................................................           2,171,674            2,796,540          13,863,108
                                                                              ------------         ------------        ------------
  Cash and cash equivalents at the end of the
    period ...........................................................        $  2,796,540         $ 13,863,108        $ 42,329,987
                                                                              ============         ============        ============
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
  Cash paid for:
    Interest .........................................................        $    708,234         $  1,928,993        $    859,935
    Income taxes .....................................................             967,208              912,628             817,163
SUPPLEMENTAL DISCLOSURES OF NON-CASH TRANSACTIONS:
  Assets acquired under capital leases ...............................             645,972            3,823,282           1,302,008
  Conversion of preferred stock to common stock ......................                --              1,010,000                --
  Conversion of long-term debt to common stock .......................              75,000            2,550,000                --
  Issuance of common stock for acquisition of
    minority interest ................................................                --              7,700,000                --
  Issuance of notes payable for acquisition of
    business .........................................................           1,500,000                 --             2,250,000
  Issuance of notes receivable for exercise of
    stock options ....................................................              66,878               75,000                --

          See accompanying notes to consolidated financial statements.

                        DAWSON PRODUCTION SERVICES, INC.

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(1) THE COMPANY AND SIGNIFICANT ACCOUNTING POLICIES

ORGANIZATION

Dawson Production Services, Inc. (the "Company" or "Dawson") is a leading provider of a broad range of workover, liquid and production services used in the production of oil and gas in the Texas and Louisiana Gulf Coasts, the Permian Basin areas of West Texas and New Mexico, and California. The Company's services are utilized by major oil and gas companies as well as independent producers to optimize performance of oil and gas wells. The Company recently acquired the U.S. land-based well servicing operations of Pride Petroleum Services, Inc.
("Pride").

  As a result of its acquisitions and certain corporate restructuring, the Company currently has several direct and indirect subsidiaries through which it conducts a significant portion of its operations. All of the assets acquired from Pride are held in Dawson Production Partners, L.P., a Delaware limited partnership (the "Partnership"), and the Company is in the process of transferring substantially all of its remaining operating assets to the Partnership. All of the general and limited partnership interests in the Partnership are owned by two wholly-owned corporate subsidiaries of Dawson; Dawson Production Management, Inc., a Delaware corporation, owns a 1% general partnership interest in the Partnership, and Dawson Production Acquisition Corp., a Delaware corporation owns the remaining 99% limited partnership interest in the Partnership. Dawson has the following additional wholly owned subsidiaries: Dawson Production Services de Mexico, S.A. de C.V., and Ubicadora de Tecnicos, S.A. de C.V., both of which are companies organized under the laws of Mexico; Taylor Companies, Inc., a Texas corporation; and Mobley Vehicle Acquisition Corp., a Texas corporation.

PRINCIPLES OF CONSOLIDATION

  The consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany accounts and transactions have been eliminated (see note 2).

MANAGEMENT ESTIMATES

  The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. While it is believed that such estimates are reasonable, actual results could differ from those estimates.

CASH EQUIVALENTS

  For purposes of the statements of cash flows, cash and short-term investments with an original maturity of three months or less from the date of purchase are considered to be cash equivalents.

REVENUE RECOGNITION

  The Company generally recognizes revenue when services are rendered.

PROPERTY AND EQUIPMENT

  Property and equipment are stated at cost. Major renewals and improvements are capitalized and depreciated over the respective asset's useful life. Expenditures for repairs and maintenance are charged to expense as incurred. Property and equipment are reviewed for impairment whenever events or circumstances provide evidence that suggests that the carrying amounts of the property and equipment may not be recoverable.

  Property and equipment are depreciated over their estimated useful lives on the straight-line method. Commencing with the acquisition of substantially all of Pride Petroleum Services, Inc.'s U.S. land-based well servicing operations in February 1997, the Company has utilized a "component parts" approach to depreciating fixed assets. Estimated useful lives are as follows:

                                                           ESTIMATED
                                                          LIFE (YEARS)
                                                          ------------
Buildings..............................................        20
Well servicing equipment...............................      3-20
Vehicles...............................................       3-5
Office furniture and other equipment...................      5-12

INCOME TAXES

The Company uses the asset and liability method of accounting for income taxes. Under the asset and liability method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

INTANGIBLE AND OTHER ASSETS

  Goodwill represents the excess purchase price over fair value of net assets acquired and is amortized on a straight-line basis over twenty to twenty-five year periods from the dates of acquisition. Other assets consist principally of loan costs and are amortized on a straight-line basis over the terms of the loans.

  Intangible assets are reviewed for impairment whenever events or circumstances provide evidence that suggests that the carrying amount of the intangible asset may not be recoverable. The Company assesses the recoverability of the intangible asset by determining whether the carrying amount of the intangible asset can be recovered through projected undiscounted future cash flows over the remaining amortization period.

FAIR VALUES OF FINANCIAL INSTRUMENTS

  The Company's financial instruments consist primarily of short-term, variable rate items or recently issued debt instruments for which management believes fair value approximates carrying value. The carrying value of the $140 million Senior Notes due February 1, 2007 (see note 5) approximates fair value as of March 31, 1997.

EARNINGS PER SHARE

  Primary earnings per share is computed by deducting preferred dividends from net income in order to determine net income attributable to common shareholders. This amount is then divided by the weighted average number of common shares outstanding and common stock equivalents.

  Earnings per share assuming full dilution is determined by dividing net income plus tax effected convertible debt interest by the weighted average number of common shares outstanding during the year after giving effect for common stock equivalents arising from stock options and for convertible debt or preferred stock assumed converted to common stock.

  Pursuant to Securities and Exchange Commission Staff Accounting Bulletin No. 83, stock and stock options issued during the twelve months immediately preceding the Company's initial public offering filing date including those issued in connection with the minority interest acquisition (see note 2) have been included in the calculation of common and common equivalent shares using the treasury stock method and the anticipated public offering price as if they were outstanding for all periods. Common stock equivalents resulting from the conversion or exercise of convertible debt or preferred shares and other stock options are excluded when their result is anti-dilutive.

RECLASSIFICATION

  Certain amounts, as previously presented, have been reclassified to conform with the current year financial statement presentation.

NEW ACCOUNTING PRONOUNCEMENTS

ACCOUNTING FOR STOCK-BASED COMPENSATION

  In October 1995, the Financial Accounting Standards Board (FASB) issued SFAS No. 123, "Accounting for Stock-Based Compensation," which sets forth alternative accounting and disclosure requirements for stock-based compensation arrangements. SFAS 123 does not rescind the existing accounting for employee stock-based compensation under APB Opinion No. 25. Companies may continue to follow the current accounting to measure and recognize employee stock-based compensation; however, SFAS 123 requires disclosure of pro forma net income and earnings per share that would have been reported under the "fair value" based recognition provisions of SFAS 123. The Company has elected to continue to follow the provisions of APB Opinion No. 25 for employee stock-based compensation and has disclosed the pro forma information required under SFAS 123 (see note 8).

EARNINGS PER SHARE

  In February 1997, the FASB issued SFAS No. 128, "Earnings Per Share," which establishes standards for computing and presenting earnings per share. This Standard, effective for financial statements issued for periods ending after December 15, 1997, replaces the presentation of primary earnings per share with a presentation of basic earnings per share. In addition, this Standard requires dual presentation of basic and diluted earnings per share on the face of the statement of operations. The impact of the adoption of SFAS No. 128 on earnings per share for 1996 and 1997 will not be material.

CONCENTRATION OF CREDIT RISK

Financial instruments which potentially subject the Company to concentrations of credit risk consist primarily of temporary cash investments and trade receivables. The Company places its temporary cash investments in U.S. Government securities and in other high quality financial instruments. By policy the Company limits the amount of credit exposure to any one financial institution or issuer. The Company's customer base consists primarily of independent oil and natural gas producers. During the years ended March 31, 1995, 1996 and 1997, the provisions charged to operations to increase the reserve for doubtful trade accounts receivable were $223,475, $21,714 and $270,343, respectively. During the years ended March 31, 1995, 1996 and 1997, sales to the Company's largest customer accounted for approximately 16%, 24% and 20.0%, respectively, of total operating revenues.

(2) ACQUISITIONS

PRIDE

Effective February 20, 1997, the Company acquired Pride for approximately $135.4 million in cash and acquisition costs of $1.9 million. The acquisition has been accounted for as a purchase and, accordingly, the operating results of Pride have been included in the Company's consolidated statements of income since the effective date of acquisition. The excess of the aggregate purchase price over the fair market value of the net assets acquired was recognized as goodwill and is being amortized over 25 years. The fair value of assets acquired, including goodwill of $30.2 million, was $138.0 million and liabilities assumed totaled $1.8 million. The funds used to acquire Pride were provided by proceeds of sales of common stock and senior notes through public offerings in February 1997.

TAYLOR COMPANIES, INC.

  Effective July 29, 1996, the Company acquired all of the issued and outstanding stock of Taylor Companies, Inc. for an aggregate purchase price of $12,750,000, consisting of $11,000,000 in cash and a $1,750,000 subordinated promissory note payable to the selling shareholder. Goodwill recognized on this transaction amounted to approximately $7,350,621, which is being amortized over a twenty-year period. The final purchase price allocations for the Pride and Taylor Acquisitions may be adjusted based on the resolution of certain pre-acquisition issues.

     Assuming the purchases of Pride and Taylor Companies, Inc. had been consummated as of the beginning of the fiscal year 1996, unaudited pro forma operating results of the Company would be as follows:

                                                           MARCH 31,
                                              ---------------------------------
                                                    1996               1997
                                              ---------------    --------------
Revenues ..................................   $   182,219,000       205,382,000
Net income (loss) .........................   $    (4,003,000)        2,169,000
Primary earnings (loss) per share .........   $         (0.56)             0.21
Fully diluted earnings (loss) per share ...   $         (0.56)             0.21

  The pro forma results of operations are not necessarily indicative of the actual results of operations that would have occurred had the purchase been made at the beginning of the respective periods.

WELL SOLUTIONS, INC.

  On November 30, 1994, the Company acquired substantially all of the property and equipment of Well Solutions, Inc. (Well Solutions), a company engaged in providing oilfield services, for an aggregate purchase price of $18,097,550, consisting of $15,895,733 in cash, a convertible note payable of $1,500,000 and closing costs of $701,817. The acquisition has been accounted for as a purchase and, accordingly, the operating results of Well Solutions have been included in the Company's consolidated statements of income since the date of acquisition. The excess of the aggregate purchase price over the fair market value of the net assets acquired was recognized as goodwill and is being amortized over 20 years. The fair value of assets acquired, including goodwill of $2,451,818, was $18,534,355 and liabilities assumed totaled $436,805. The funds used to acquire Well Solutions were provided by long-term borrowings, proceeds of sales of common stock and subordinated debt and cash from operations.

OTHER ACQUISITIONS:

  Effective November 1, 1995, the Company acquired the 39% minority interest in the Company's subsidiary, Dawson WellTech, L.C., from WellTech, Inc. in exchange for the issuance to WellTech, Inc. of 1,329,495 shares of common stock for a total purchase price of $7,700,000 based on an independent appraisal of the common stock. Goodwill recognized on this transaction amounted to $385,000 and is being amortized over 20 years.

  Effective March 1, 1996, the Company acquired a portion of the assets of a small company in Giddings, Texas for an aggregate purchase price of approximately $1,248,000, consisting of $125,000 in cash and $1,123,000 in capital leases and a note payable. Goodwill recognized on this transaction amounted to $97,000 and is being amortized over 20 years.

  In April 1996, the Company acquired the assets of two small production testing companies in Louisiana. The aggregate purchase price was approximately $673,000. Goodwill and a non-compete agreement were recognized on these transactions which amounted to approximately $111,000. These items are being amortized over 20 and five year periods, respectively.

  In May 1996, the Company acquired the Texas-based well servicing division of a non-affiliated company. The aggregate purchase price was $779,000.

  In July 1996, the Company acquired the assets of a trucking company in Louisiana. The aggregate purchase price was approximately $400,000. Goodwill recognized on the transaction amounted to $50,000, which is being amortized over a 20-year period.

  On January 20, 1997, the Company acquired the liquid services assets of Mobley Company, Inc. for approximately $5.0 million in cash and a $500,000 five year subordinated note. Goodwill recognized on this transaction amounted to $1,566,000 and is being amortized over 20 years.

  The other acquisitions have been accounted for as purchases and, accordingly, the operating results have been included in the Company's consolidated statements of income since the dates of acquisition. The effect on results of operations would not have been material if such other acquisitions had occurred at the beginning of the year.

(3) MANDATORILY REDEEMABLE PREFERRED STOCK

  In October 1990, the Company issued 80,800 shares of 10% cumulative convertible preferred stock for a total price of $1,010,000. Each preferred shareholder was entitled to receive, in preference to common shareholders, annual dividends in the amount of $1.25 per share, payable quarterly. At the discretion of the Company, the dividends could have been declared in either cash or common stock valued at $3.49 a share. Dividends were cumulative and accrued from the date of the stock issuance. The Company declared dividends on the preferred stock in the amount of $101,007 in the years ended March 31, 1994 and 1995 and $88,273 in the year ended March 31, 1996.

  Holders of the preferred stock elected to convert 20,200 shares of such stock into 86,860 shares of common stock, effective October 18, 1995. Pursuant to a November 1, 1995 Agreement for the Conversion of Securities (the "Conversion Agreement"), the remaining 60,600 shares of preferred stock converted into 260,580 shares of common stock effective February 19, 1996.

(4) NOTES PAYABLE AND LONG-TERM DEBT

Long-term debt consists of the following:

                                                                    MARCH 31,
                                                              ----------------------
                                                                 1996       1997
                                                              ----------  ----------
Convertible debenture bearing interest at 8%. Interest is
  due quarterly; principal is due November 30, 1999 ........  $1,500,000  $1,500,000
Subordinated promissory note payable to a former Taylor
  shareholder bearing interest at 8.0% per annum ...........
  Interest is due quarterly; principal is due in
  quarterly installments of $83,333 ........................        --     1,750,000
Subordinated note bearing interest at 8.5%.  Interest is due
  quarterly; principal is due January 20, 2002 .............        --       500,000
Other note payable bearing at interest at 10% ..............      50,958      40,000
                                                              ----------  ----------
Total long-term debt .......................................   1,550,958   3,790,000
Less current portion .......................................      20,055     623,333
                                                              ----------  ----------
Long-term debt, net of current portion .....................  $1,530,903  $3,166,667
                                                              ==========  ==========

  On February 20, 1997, concurrent with the closing of the Senior Note and Common Stock offerings and the acquisition of Pride, the Company entered into a working capital line of credit (the "Working Line") with a bank. The maximum availability under the Working Line would be the lesser of (i) $50 million or
(ii) 80% of eligible accounts receivable that have been outstanding less than 90 days. The Working Line is secured by a first lien security interest on all the Company's accounts receivable. Borrowings under the Working Line mature two years from the date of any such borrowings and bear interest at the lesser of
(i) the Bank's prime rate of interest or (ii) a varying percentage rate ranging from 1.75% to 2.75%, based on the total funded debt to cash flow ratio, over the Company's choice of the 30, 90 or 180-day LIBOR rate of interest. The Company had not drawn against the line as of March 31, 1997, but has used the line to secure five letters of credit totaling $568,000 related to its worker's compensation insurance program. Under the terms of the loan agreement, the Company must maintain minimum working capital, tangible net worth, current ratios and debt to capital ratios. The foregoing description does not purport to be a complete description of all terms of the Credit Facility.

  The Company has $3.75 million of subordinated debt outstanding at March 31, 1997. Approximately $1.5 million of the subordinated debt is represented by a debenture held by Well Solutions, bears interest at 8%, matures on November 30, 1999, is prepayable without penalty at any time, and may be converted at any time, at the option of the holder, into 37,634 shares of Company Common Stock, subject to adjustment to prevent dilution. Approximately $1.75 million of subordinated debt is represented by a subordinated, non-negotiable promissory note held by PSD Investments, Ltd., which bears interest at 8%, matures on July 26, 2001 and is prepayable without penalty at any time. In addition, $.5 million of subordinated debt is represented by a promissory note held by Mobley Company, Inc., which bears interest at 8.5%, matures on January 20, 2002 and is prepayable without penalty at any time.

  All of the subordinated debt of the Company was incurred in conjunction with certain acquisitions made by the Company and have offset provisions in conjunction with unforeseen liabilities that might arise from these acquisitions. The Company has received a demand for acceleration of payment and has been served with a lawsuit relating to the $1.75 million of subordinated debt held by PSD Investments, Ltd. due to an alleged event of default. However, the Company believes it is in compliance with the applicable loan covenants and that an event of default does not exist. Accordingly, the subordinated debt has not been reflected as a current obligation in the consolidated financial statements.

  In March 1996, the Company elected to prepay a $13,000,000 note payable to a bank. An extraordinary charge of $513,819 (net of income tax benefit of $264,495) was incurred as a result of the early extinguishment of the note payable.

  During fiscal 1995, $75,000 in principal amount of subordinated notes were converted into 16,125 shares of common stock. During fiscal 1996, $150,000 in principal amount of subordinated notes were converted into 27,232 shares of common stock.

  Also, pursuant to the Conversion Agreement, $2.4 million of the Company's subordinated debt converted into common stock at the rate of one share of common stock for each $6.98 in principal amount of subordinated debt effective February 19, 1996.

  Scheduled maturities of principal for long-term debt based on balances outstanding at March 31, 1997 are summarized as follows:

YEARS ENDING
  MARCH 31,                               TOTAL
------------                          ------------
   1998   ........................    $    623,333
   1999  .. ......................         333,333
   2000   ........................       1,833,333
   2001  .........................         333,334
   2002  .........................         666,667
   Thereafter  (*) ...............     140,000,000
                                      ------------
                                      $143,790,000
                                      ============

(*)  See note 5 for discussion of Senior Notes due 2007.

(5) SENIOR NOTES
                                                      MARCH 31,
                                              ---------------------------
                                                1996            1997
                                              --------       ------------
       9 3/8% Senior Notes due 2007..........  $ --          $140,000,000
                                              ========       ============


  The Senior Notes due February 1, 2007 (Notes) were issued by the Company in February 1997. The Notes bear interest at 9 3/8%, payable semi-annually on February 1 and August 1 of each year, commencing August 1, 1997. The proceeds from the issuance of the Notes were utilized primarily to acquire Pride (see note 2) and prepay existing debt. The Notes are redeemable at the option of the Company, in whole or in part, at any time on or after February 1, 2002, at the redemption prices included in the indenture agreement, together with accrued and unpaid interest to the date of redemption. The Notes are unconditionally guaranteed on a senior unsecured basis by each of the Company's principal operating subsidiaries. The terms of the indenture related to the Notes contain covenants limiting, among other things, the incurrence of additional indebtedness of the Company; dividend payments on or issuance and sales of capital stock of restricted subsidiaries; payments with respect to certain subordinated obligations and the making of certain investments; sales of assets; certain transactions with affiliates; and sale/leaseback transactions.

(6) LEASES AND LEASE COMMITMENTS

  The Company leases vehicles and office equipment under capital leases. Total assets recorded under capital leases at March 31, 1996 and 1997 are $5,197,835 and $6,386,608, respectively. Amortization expense related to assets held under capital lease for the years ended March 31, 1995, 1996 and 1997 was $357,363, $243,558 and $999,372, respectively.

  The Company leases certain of its facilities under operating leases. Lease terms generally range from one to five years. Rent expense for the years ended March 31, 1995, 1996 and 1997 was approximately $174,175, $251,556 and $367,240, respectively.

Future minimum lease payments as of March 31, 1997 are as follows:

YEAR ENDING                                            CAPITAL     OPERATING
  MARCH 31,                                             LEASES      LEASES
-----------                                           ---------    --------
1998...........................................       $  56,423    $394,710
1999...........................................          56,423     278,296
2000...........................................          56,423     203,251
2001...........................................          56,423      93,890
2002...........................................           9,401      25,761
                                                      ---------    ---------
Total minimum lease payments...................       $ 235,093    $995,908
Less amounts representing interest.............        (56,208)    =========
                                                      ---------
Present value of minimum lease payments........       $ 178,885
                                                      =========

 (7) SHAREHOLDERS' EQUITY

     (a) EQUITY OFFERINGS

      In March 1996, the Company completed an initial public offering (the "IPO") of 2,616,202 shares (net of 48 fractional shares paid in cash in connection with the Recapitalization and Stock Split referred to below) of its common stock for the purpose of raising funds to acquire additional businesses and to retire debt. Net proceeds to the Company from the IPO, after deduction of associated expenses, were approximately $23,522,000.

      In February 1997, the Company completed a secondary public offering of 4,722,259 shares (including 689,773 shares issued in connection with an over-allotment option) of its common stock for the purpose of raising funds to acquire Pride and retire debt (see notes 2 and 4). Net proceeds to the Company, after deduction of associated expenses, were approximately $55,285,000.

     (b) RECAPITALIZATION AND STOCK SPLIT

Effective January 17, 1996, the shareholders approved an amendment to the Articles of Incorporation which, among other actions, increased the authorized shares of all classes of capital stock to 20,560,600 and changed the par value of the common stock to $.01 per share. Share and per share amounts for all periods presented have been adjusted to reflect these changes. The Board of Directors approved a 4.3-for-one stock split of the common stock which occurred on March 1, 1996. Share and per share amounts for all periods presented have been adjusted to reflect this stock split.

     (c) TREASURY STOCK

  During fiscal 1996, the Company retired all of the common shares held in treasury. The cost of acquired shares in excess of par value was charged to additional paid-in capital.

(8) STOCK WARRANTS AND OPTIONS

  In fiscal 1995, 118,250 common stock warrants were issued by the Company to several officers and directors of the Company. The warrants have an exercise price of $4.65 per share. During fiscal 1995 and 1996, employees and officers of the Company exercised their warrants to purchase 40,618 and 36,546 shares, respectively, of common stock in exchange for notes payable to the Company of $66,878 and $75,000. The notes are secured by the shares of common stock issued and the personal guarantees of the officers receiving the stock.

  In October 1995, the Company adopted the 1995 Incentive Plan (the "1995 Plan"). Under the 1995 Plan, incentive options, non-statutory options, restricted stock awards, and/or stock appreciation rights may be granted to key employees, non-employee directors and consultants to purchase the Company's common stock at prices not less than the fair market value at the time of grant, which become exercisable as described in the respective Award Agreement. Pursuant to the 1995 Plan, an aggregate of 537,500 shares of the Company's common stock is available for issuance upon the exercise of such options, awards and rights, which may be granted over a ten-year period. On October 6, 1995, options to purchase 133,300 shares of common stock at $7.44 per share were granted under the 1995 Plan. During fiscal 1997, options to purchase 329,350 shares of common stock at amounts ranging from $10.75 to $12.25 per share were granted under the 1995 Plan. Also in fiscal 1997, 21,500 and 5,300 options were exercised and canceled, respectively, under the 1995 Plan.

  The following table summarizes the activity of stock options and warrants granted by the Company:
                                                                    PRICE
                                                  SHARES          PER SHARE
                                                 -------       -----------------
Outstanding, March 31, 1995 ..............       154,796           $.23 to $4.65
  Granted ................................       133,300                   $7.44
  Exercised ..............................       (36,546)          $.23 to $2.33
  Canceled ...............................       (10,750)                  $4.55
                                                 -------
Outstanding, March 31, 1996 ..............       240,800          $4.65 to $7.44
                                                 -------
  Granted ................................       329,350        $10.75 to $12.25

  Exercised ..............................       (21,500)        $4.65 to $10.75

  Canceled ...............................        (5,300)      $10.75 to $11.375
                                                 -------
Outstanding, March 31, 1997 ..............       543,350        $4.65 to $11.375
                                                 =======
Exercisable at end of year ...............       159,179
                                                 =======

  The weighted average fair value of stock options granted during 1996 and 1997 was $7.44 and $11.375 per share, respectively. The fair value of each option grant is estimated on the date of grant using the Black-Scholes options-pricing model. The model assumed expected volatility of 0% and 47.6%, weighted average risk-free interest rates of 6.66% and 6.75%, for grants in 1996 and 1997, respectively, and an expected life of 4 years. As the Company has not declared dividends since it became a public entity, no dividend yield was used. Actual value realized, if any, is dependent on the future performance of the Company's common stock and overall stock market conditions. There is no assurance the value realized by an optionee will be at or near the value estimated by the Black-Scholes model.

  As discussed in note 1, no compensation expense has been recorded in 1995, 1996 or 1997 for the Company's stock options. Had compensation cost for the Company's stock option plans been determined based on the fair-value at the grant dates for awards made after March 31, 1995 under that plan, the Company's net income and earnings per common share would have been reduced to the pro forma amounts indicated below:

                                                       YEARS ENDED MARCH 31,
                                                 -------------------------------
                                                     1996               1997
                                                 -------------     -------------
Net income:
       As reported .......................       $     770,906     $   5,076,970
       Pro forma .........................       $     685,641     $   4,928,107
Earnings per common share:
       As reported .......................       $        0.27     $        0.71
       Pro forma .........................       $        0.23     $        0.69

(9) INCOME TAXES

  The components of income tax expense applicable to continuing operations are as follows:

                                               YEARS ENDED MARCH 31,
                                    --------------------------------------------
                                      1995              1996              1997
                                    --------        ----------        ----------
Current ....................        $592,082        $     --          $  769,909
Deferred ...................          88,740           709,306         2,573,091
                                    --------        ----------        ----------
                                    $680,822        $  709,306        $3,343,000
                                    ========        ==========        ==========

  Income taxes for financial reporting purposes differs from the amount computed by applying the statutory federal income tax rate of 34% to income before income taxes as follows:

                                                     YEARS ENDED MARCH 31,
                                                --------------------------------
                                                  1995       1996        1997
                                                --------  ---------   ----------
Expected tax expense at U.S. statutory rate ..  $592,300  $ 707,984   $2,862,790
Expenses not deductible ......................    11,220     35,501       70,375
State income taxes, net of federal effect ....    47,190    (37,116)     310,428
Other ........................................    30,112      2,937       99,407
                                                --------  ---------   ----------
Provision for income taxes ...................  $680,822  $ 709,306   $3,343,000
                                                ========  =========   ==========

  The extraordinary loss of $513,819 in 1996 is net of deferred tax benefits of $264,495.

  The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at March 31, 1996 and 1997 are presented below:

                                                            1996         1997
                                                         ----------   ----------
Deferred tax assets:
  Allowance for uncollectible accounts receivable ....   $  109,065   $  210,443
  Reserve for worker's compensation ..................      347,966      621,498
  Accrued bonuses ....................................      195,110      248,546
  Net operating loss carryforwards ...................    1,119,522      641,059
  Alternative minimum tax credit carryforwards .......      435,455      868,527
  Foreign tax credit carryforwards ...................         --        123,783
  Other ..............................................       12,456       39,595
                                                         ----------   ----------
          Total gross deferred tax assets ............    2,219,574    2,753,451
                                                         ----------   ----------
Deferred tax liabilities:
  Property and equipment .............................    2,275,884    8,074,402
                                                         ----------   ----------
          Net deferred tax liability .................   $   56,310   $5,320,951
                                                         ==========   ==========

  The Company anticipates the reversal of existing taxable temporary differences will provide sufficient taxable income to realize the benefits of its deferred tax assets.

  For the year ended March 31, 1996, a decrease in deferred income tax expense resulted primarily from the purchase of the remaining 39% interest in the Company's majority owned subsidiary, Dawson WellTech, L.C. (note 2), a reduction in deferred tax liabilities occurred of approximately $1,400,000 as a result of the differences in basis of assets for financial reporting and income tax purposes.

  As discussed in note 2, the Company acquired all of the issued and outstanding stock of Taylor Companies, Inc. The transaction was accounted for as a purchase and resulted in an increase in deferred tax liabilities of approximately $2.5 million due to differences in basis of assets for financial reporting and income tax purposes.

  At March 31, 1997, the Company had $869,000 of alternative minimum tax credit carryforwards available to reduce regular Federal income taxes which have no expiration date. The Company also has a tax net operating loss carryforward of approximately $1,885,000 and foreign tax credits of approximately $124,000 for federal income tax purposes which expire in 2011 and 2002, respectively.

(10) RELATED PARTY TRANSACTIONS

  The Company previously retained a company owned by a member of the Board of Directors to provide consulting services and makes payments to that company upon completion of various financing and acquisition transactions. Payments for fees and expenses for the years ended March 31, 1995, 1996 and 1997 were $147,916, $47,475 and $18,614, respectively. The payment for the year ended March 31, 1995 includes $122,500 paid as a finder's fee by an investment banking firm from the fee it received from the Company in connection with an acquisition.

(11) EMPLOYEE BENEFIT PLANS

  The Company has a welfare benefit plan (the "Plan") to provide medical benefits for eligible employees and their dependents. Contributions to the Plan are made by the Company and covered employees. The Plan may be terminated at the discretion of the Company. Contributions to the Plan in the amounts of $571,387, $686,949 and $1,054,965 were made in fiscal 1995, 1996 and 1997, respectively.

  In addition, the Company made contributions to the Taylor Interests, Inc. welfare benefit plan to provide medical benefits for those employees hired by Dawson. Contributions were $187,239 from July 29, 1996 through January 1, 1997, the date the employees transferred to the Company.

  In fiscal 1993, the Company established a 401(k) savings plan. Eligible employees can make contributions to the plan. The Company may, at its option, match a portion of the contributions made by the employees. The Company matched 50% of employee contributions up to a limit of $500 per employee in fiscal 1994, resulting in total payments of $50,140, which amounts were paid in fiscal 1995. The Company did not match employee contributions made in fiscal 1995, 1996 or fiscal 1997.

  As of January 1, 1997, the Company transferred all former Taylor Interests, Inc. employees hired by Dawson from the Taylor Interests 401(k) savings plan to the Dawson 401(k) savings plan. Dawson did not match employee contributions made to either plan by these employees from July 29, 1997 through March 31, 1997.

(12) COMMITMENTS AND CONTINGENCIES

  Under the Company's worker's compensation insurance program, the Company pays the first $300,000 of all claims with no aggregate limit in any one year. Provision for claims under the program has been made in the financial statements which represent the expected future payments based on the estimated ultimate costs for incidents incurred through the end of each period. The insurance carrier required the Company to make a deposit of $95,000. The deposit has been included in other assets in the accompanying balance sheet. In addition, the Company has established a letter of credit in favor of its respective insurance carriers (note 4) and has entered into an agreement with an insurance carrier for the guarantee of deductible reimbursement. The amount of the guarantee for the year ended March 31, 1997 was $500,000.

  The Company is involved in various claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the Company's consolidated financial position or results of operations.

(13) SUPPLEMENTARY INFORMATION

                                                                                       MARCH 31,
                                                                           -----------------------------
                                                                               1996            1997
                                                                           -------------   -------------
Receivables:
  Trade receivables .....................................................  $   9,063,995   $  31,475,622
  Less allowance for doubtful accounts ..................................       (290,839)       (561,182)
                                                                           -------------   -------------
          Net trade receivables .........................................  $   8,773,156   $  30,914,440
                                                                           =============   =============
Prepaid expenses and other:
  Prepaid expenses ......................................................  $     108,957   $      68,507
  Other current assets ..................................................        106,540         375,908
                                                                           -------------   -------------
          Total prepaids and other assets ...............................  $     215,497   $     444,415
                                                                           =============   =============
Property and equipment:
  Land ..................................................................  $     143,228   $      98,210
  Buildings .............................................................      1,087,308         753,585
  Well servicing equipment ..............................................     31,946,106     150,981,201
  Automobiles, trucks and other vehicles ................................      8,519,707      12,951,176
  Office furniture and other equipment ..................................        354,077         691,345
                                                                           -------------   -------------
                                                                           $  42,050,426     165,475,517
  Less accumulated depreciation and depletion ...........................    (12,935,755)    (19,834,921)
                                                                           -------------   -------------
          Net property and equipment ....................................  $  29,114,671     145,640,596
                                                                           =============   =============
Goodwill and other assets:
  Goodwill (net of accumulated amortization of $216,716 and $600,016) ...  $   2,059,696   $  38,654,974
  Other assets (net of accumulated amortization of $248,392 and $530,341)      1,107,224      14,152,590
  Deposits and notes receivable .........................................        398,635         351,127
                                                                           -------------   -------------
                                                                           $   3,565,555   $  53,158,691
                                                                           =============   =============
Accrued liabilities:
  Accrued payroll .......................................................  $     839,446   $   2,195,827
  Accrued insurance .....................................................        927,911       1,657,329
  Other accrued expenses ................................................      1,058,569       4,768,519
                                                                           -------------   -------------
                                                                           $   2,825,926   $   8,621,675
                                                                           =============   =============

Summarized parent company only information for Dawson Production Services, Inc. as of and for the year ended March 31, 1997 is as follows:

                                                                      March 31,
                                                                        1997
                                                                    ------------
Assets:
  Current assets .................................................  $ 65,766,438
                                                                    ------------
          Total assets ...........................................  $261,811,356
                                                                    ============
Liabilities and shareholders' equity:
  Current liabilities ............................................  $ 10,507,754
                                                                    ------------
          Total liabilities ......................................   155,592,374
Shareholders' equity .............................................   106,218,982
                                                                    ------------
          Total liabilities and shareholders' equity .............  $261,811,356
                                                                    ============

Revenues .........................................................  $ 79,589,594
Income before income taxes and equity in earnings of subsidiaries   $  7,051,874
Net income .......................................................  $  5,076,970

(14) QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

Summarized quarterly financial data for 1996 are as follows:

                                   FIRST         SECOND          THIRD          FOURTH
                                  QUARTER        QUARTER        QUARTER        QUARTER(a)
                                  -------        -------        -------        ----------
Revenues ...................    $12,647,883    $13,240,504    $13,058,459    $ 13,444,461
Operating income ...........      1,338,895      1,419,899        921,093       1,057,765
Net income (loss) ..........        326,146        321,982        211,756            (705)(a)
Earnings per share-- primary           0.12           0.12           0.06           (0.01)(a)
Earnings per share-- fully
  diluted ..................           0.12           0.12           0.06           (0.01)(a)

------------
(a) See discussion at note 4 regarding extraordinary item.

Summarized quarterly financial data for 1997 are as follows:

                                  FIRST          SECOND          THIRD         FOURTH
                                 QUARTER         QUARTER        QUARTER        QUARTER
                                -----------    -----------    -----------    -----------
Revenues ...................    $14,677,591    $19,133,840    $22,455,685    $36,360,585
Operating income ...........      1,549,775      2,153,804      2,769,377      3,563,168
Net income .................      1,015,650      1,159,397      1,549,955      1,351,968
Earnings per share-- primary           0.16           0.18           0.24           0.15
Earnings per share-- fully
  diluted ..................           0.16           0.18           0.23           0.15

                                    PART III

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

  Not applicable.

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

  Information concerning Directors and Executive Officers of the Company is incorporated by reference from the Company's definitive Proxy Statement and related materials in connection with the annual meeting of shareholders to be held September 11, 1997. The incorporated portions consist of all of the disclosures that appear in that Proxy Statement under the headings "Nominees for Election as Directors" and "Executive Officers."

ITEM 11. EXECUTIVE COMPENSATION

  Information concerning Executive Compensation is incorporated by reference from the Company's definitive Proxy Statement and related materials in connection with the annual meeting of shareholders to be held on September 11, 1997. The incorporated portions consist of all of the disclosures that appear in that Proxy Statement under the heading "Executive Compensation."

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

  Information concerning the Security Ownership of Certain Beneficial Owners and Management is incorporated by reference from the Company's definitive Proxy Statement and related materials in connection with the annual meeting of shareholders to be held on September 11, 1997. The incorporated portions consist of all of the disclosures that appear in that Proxy Statement under the heading "Security Ownership of Certain Beneficial Owners and Management."

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

  Information concerning Certain Relationships and Related Transactions is incorporated by reference from the Company's definitive Proxy Statement and related materials in connection with the annual meeting of shareholders to be held on September 11, 1997. The incorporated portions consist of all of the disclosures that appear in that Proxy Statement under the heading "Certain Relationships and Related Transactions."

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) (1) The following consolidated financial statements of Dawson Production Services, Inc. and subsidiaries are included in Item 8:

        Independent Auditors' Report

        Consolidated Balance Sheets as of March 31, 1996 and March 31, 1997

        Consolidated Statements of Income for each of the years in the three-year period ended March 31, 1997

        Consolidated Statements of Shareholders' Equity for each of the years in the three-year period ended March 31, 1997

        Consolidated Statements of Cash Flows for each of the years in the three-year period ended March 31, 1997

        Notes to the Consolidated Financial Statements

    (2) The following Financial Statement Schedules are included herein:

        None.

        All schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable, and therefore, have been omitted.

    (3) Listing of Exhibits (included herein)

(b) Reports on Form 8-K.

    On March 7, 1997, the Company filed a Report on Form 8-K reporting the acquisition of the domestic land-based well serviciing operations of Pride Petroleum Services, Inc. No financial statements were filed with such report because they had been previously filed by the Company in the Company's Registration Statement on Form S-1 (File No. 333-19413).

ITEM 16. EXHIBITS AD FINANCIAL STATEMENT SCHEDULES.

(a)  Exhibits:

EXHIBIT
NUMBER
-------

3.1 -Amended and Restated Articles of Incorporation of the Company, as amended by Articles of Amendment to the Amended and Restated Articles of Incorporation (incorporated by reference as Exhibit 3.1 of the Registrant's Registration Statement on Form S-1 (No. 333-00452 dated March 14, 1996)).

3.2     -Bylaws of the Company, as amended (incorporated by reference as Exhibit
        3.2 of the Registrant's Registration Statement on Form S-1 (No. 333-00452 dated March 14, 1996)).

4.1 -Specimen stock certificate evidencing the Common Stock (incorporated by reference as Exhibit 4.1 of the Registrant's Registration Statement on Forms S-1 (No. 333-00452 dated March 14, 1996)).


4.2 -See Exhibits 3.1 and 3.2 for provisions of the Articles of Incorporation and Bylaws of the Company defining the rights of the holders of Common Stock.

4.3 -Indenture between the Company and U.S. Trust Company of Texas, N.A. related to the offering of the 9 3/8% Senior Notes due 2007.

10.1 -Dawson Production Services, Inc. 1995 Incentive Plan (incorporated by reference as Exhibit 10.1 of the Registrant's Registration Statement on Forms S-1 (No. 333-00452 dated March 14, 1996)).

10.2 -Employment Agreement between the Company and Michael E. Little dated as of April 1, 1996 (incorporated by reference as Exhibit 10.2 of the Registrant's Registration Statement on Forms S-1 (No. 333-00452 dated March 14, 1996)).

10.3 -Service contract between the Company and Union Pacific Resources Company dated December 8, 1992 and Purchase Order dated April 27, 1995 (incorporated by reference as Exhibit 10.4 of the Registrant's Registration Statement on Forms S-1 (No. 333-00452 dated March 14,
        1996)).

10.4 -Credit Agreement between the Company and The Frost National Bank, dated February 20, 1997, relating to a $50.0 million Working Capital Revolving Facility.

10.5 -Security Agreement between the Company and The Frost National Bank, dated as of February 20, 1997 relating to the Working Capital Revolving Facility. Pursuant to Item 601, Instructions of Reg. S-K, identical copies of the Security Agreement are not included for the following debtors: Dawson Production Acquisition Corp. Dawson Production Management, Inc. Taylor Companies, Inc. Dawson Production Partners, L.P.

10.6 -Non-Negotiable Convertible Debenture dated December 1, 1994 executed by Dawson WellTech, L.C., as maker, and payable to Well Solutions, Inc., and Amendment and Modification of Non-Negotiable Convertible Debenture (incorporated by reference as Exhibit 10.11 of the Registrant's Registration Statement on Forms S-1 (No. 333-00452 dated March 14,
        1996)).

10.7 -Agreement for the Acquisition of Minority Interest in Dawson WellTech, L.C. between the Company and WellTech, Inc. dated as of November 1, 1995 (incorporated by reference as Exhibit 10.12 of the Registrant's Registration Statement on Forms S-1 (No. 333-00452 dated March 14,
        1996)).

10.8 -Agreement for the Conversion of Securities of Dawson Well Servicing, Inc. among the Company, RIMCO Partners, L.P., RIMCO Partners, L.P. II, RIMCO Partners, L.P. III, Triad Ventures Limited II and Nueces Ventures, Inc., dated as of November 1, 1995, and Joinder Agreement executed by NationsBanc Campital Corporation (incorporated by reference as Exhibit
        10.13 of the Registrant's Registration Statement on Forms S-1 (No. 333-00452 dated March 14, 1996)).

10.9 -Registration Rights Agreement among the Company, WellTech, Inc., RIMCO Partners, L.P., RIMCO Partners, L.P. II, RIMCO Partners, L.P. III, RIMCO Partners, L.P. IV, Triad Ventures Limited II, NationsBanc Capital Corporation and Nueces Ventures, Inc., dated as of November 1, 1995 (incorporated by reference as Exhibit 10.14 of the Registrant's Registration on Forms S-1 (No. 333-00452 dated March 14, 1996)).

10.10 -Letter agreements between the Company and Nueces Ventures, Inc. Relating to consulting services dated August 14, 1992, with amendment dated January 10, 1995 and termination dated October 13, 1995 (incorporated by reference as Exhibit 10.15 of the Registrant's Registration Statement on Forms S-1 (No. 333-00452 dated March 14,
        1996)).

10.11 -Form of Indemnification Agreement between the Company and each of its directors and executive officers (incorporated by reference as Exhibit
        10.16 of the Registrant's Registration Statement on Forms S-1 (No. 333-00452 dated March 14, 1996)).

10.12 -Employment Agreement between the Company and P. Mark Stark dated as of April 1, 1996 (incorporated by reference as Exhibit 10.17 of the Registrant's Registration Statement on Forms S-1 (No. 333-00452 dated March 14, 1996)).

10.13 -Employment Agreement between the Company and Joseph Eustace dated as of April 1, 1996 (incorporated by reference as Exhibit 10.18 of the Registrant's Registration Statement on Forms S-1 (No. 333-00452 dated March 14, 1996)).

10.14 -Promissory Notes dated November 1, 1994 and February 1, 1996 payable to the Company by Michael E. Little (incorporated by reference as Exhibit
        10.19 of the Registrant's Registration Statement on Forms S-1 (No. 333-00452 dated March 14, 1996)).

10.15 -Voting Agreement among RIMCO Partners, L.P., RIMCO Partners, L.P. II, RIMCO Partners, L.P. III, RIMCO Partners, L.P. IV, Triad Ventures Limited II, the Company and Michael E. Little dated November 28, 1994 and letter dated January 16, 1995 relating thereto (Incorporated by Reference to Exhibit 10.9 to the Registration Statement on Form S-1 effective March 20, 1996 (File No. 333-00452)).

10.16 -Purchase Agreement between the Company and Pride Petroleum Services, Inc., a Louisiana Corporation, dated as of December 23, 1996. (Incorporated by reference from Exhibit 10.16 of the Company's Registration Statement on Form S-1 (File No. 333-19413))

10.17 -First Amendment to Purchase Agreement dated February 20, 1997 between the Company and Pride Petroleum Services, Inc., a Louisiana Corporation. (Incorporated by reference from Exhibit 10.24 of the Company's Report on Form 8-K filed March 7, 1997 (File No. 0-27732)).

10.18 -Stock Purchase Agreement dated July 8, 1996 among Dawson Production Services, Inc., a Texas Corporation (the "Buyer"), PSD Investments, Ltd., a Texas limited partnership (the "Seller"), John Randall Taylor, an individual residing in Panola County, Texas, in his individual capacity, and as general partner and sole managing partner of the Seller and his spouse, Kathy Dianne Taylor, who is also an individual residing in Panola County, Texas, in her individual capacity and as a general partner of the Seller (incorporated by reference as Exhibit 10.23 of the Registrant's Current Report on Form 8-K (No. 0-27732 dated July 29,
        1996)).

10.19 -First Amendment dated July 29, 1996 to Stock Purchase Agreement dated July 8, 1996 by and among Dawson Production Services, Inc., a Texas corporation (the "Buyer"), PSD Investments, Ltd., a Texas limited partnership (the "Seller"), John Randall Taylor, an individual residing in Panola County, Texas, in his individual capacity, and as general partner and sole managing partner of the Seller and his spouse, Kathy Diane Taylor, who is also an individual residing in Panola County, Texas, in her individual capacity and as a general partner of the Seller (incorporated by reference as Exhibit 10.24 of the Registrant's Current Report on Form 8-K (No. 0-27732 dated July 29, 1996)).

10.20   -Omitted.

10.21   -Omitted.

11.1    -Statement Regarding Computation of Per Share Earnings.

12.1 -Statement of Ratio of Earnings to Fixed Charges for each of the last three fiscal years.

21.1    -Subsidiaries of the Registrant.

24.1 -Power of Attorney for Dawson Production Services, Inc. (contained on the signature page of this report).

  As permitted by Item 601 (b) (4) (iii) (A) of Regulation S-K, the Registrant has not filed with this Registration Statement certain instruments defining the rights of holders of long-term debt of the Registrant and its subsidiaries because the total amount of securities authorized under any such instruments does not exceed 10% of the total assets of the Registrant and its subsidiaries on a consolidated basis. The Registrant agrees to furnish a copy of any such agreement to the Commission upon request.

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of San Antonio, State of Texas, on June 27, 1997.

                                       DAWSON PRODUCTION SERVICES, INC.

                                       BY: /s/ MICHAEL E. LITTLE
                                               Michael E. Little
                                               Chairman of the Board, President
                                               and Chief Executive Officer
                                               Power of Attorney

  Each person whose signature appears below hereby constitutes and appoints Michael E. Little and P. Mark Stark, and each of them, each with full power to act without the other, his true and lawful attorneys-in-fact and agents, each with full power of substitution and resubstitution for him and in his name, place and stead, in any and all capacities, to sign any or all amendments to this Report, and to file the same with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto each of said attorneys-in-fact and agents full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he might or could do in person hereby ratifying and confirming that each of said attorneys-in-fact and agents or his substitutes may lawfully do or cause to be done by virtue hereof.

  Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons in the capacities and on the dates indicated:

          SIGNATURE                    CAPACITY                                            DATE
          ---------                    --------                                            ----
 /s/ MICHAEL E. LITTLE                 Chairman of the Board, President,                June 27, 1997
------------------------------         Chief Executive Officer and
     Michael E. Little                 Director (Principal Executive
                                       Officer)

 /s/ P. MARK STARK                     Chief Financial Officer (Principal               June 27, 1997
------------------------------         Accounting and Financial Officer)
     P. Mark Stark

______________________________         Director                                         June 27, 1997
     Wm. Ward Greenwood


______________________________         Director                                         June 27, 1997
      J. Michael Bell


______________________________         Director                                         June 27, 1997
      Douglas D. Lewis



/s/ PAUL E. MCCOLLAM                   Director                                         June 27, 1997
------------------------------
     Paul E. McCollam


/s/ RUSSELL BANKS                      Director                                         June 27, 1997
------------------------------
     Russell Banks


/s/ STEPHEN F. OAKES                   Director                                         June 27, 1997
------------------------------
     Stephen F. Oakes

/S/ LAWRENCE C. PETRUCCI               Director                                         June 27, 1997
------------------------------
     Lawrence C. Petrucci

                                       62