Form 10-Q
period 1997-06-30
DAWSON PRODUCTION SERVICES INC
filed 1997-08-13
CIK 1005970

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    Form 10-Q

            [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1997.

            [_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

             For the transition period from __________ to __________

                         Commission file number 0-27732

                        DAWSON PRODUCTION SERVICES, INC.
             (Exact name of registrant as specified in its charter)

                            TEXAS                        74-2231546
                 (State or other jurisdiction         (I.R.S. Employer
                       or organization)              Identification No.)

              112 E. Pecan Street, Suite 1000
                      San Antonio, Texas                   78205
           (Address of principal executive offices)      (Zip Code)

       Registrant's telephone number, including area code: (210) 476-0420

                                 NOT APPLICABLE
                     (Former name, former address and former
                   fiscal year, if changed since last report)

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

      The number of shares outstanding of each of the issuer's classes of common stock. as of August 12, 1997: Common Stock, $0.01 par value per share-11,126,285 shares.

                                     PART I

ITEM 1. FINANCIAL STATEMENTS (unaudited)

                        DAWSON PRODUCTION SERVICES, INC.

                           CONSOLIDATED BALANCE SHEETS
                (dollars in thousands, except per share amounts)

ASSETS
                                                          March 31,    June 30,
                                                            1997         1997
                                                          ---------   ---------
                                                                     (unaudited)
Current assets:
     Cash and cash equivalents .........................  $  42,330   $  34,391
     Trade receivables, substantially all pledged (net
       of allowance for doubtful accounts of $636
       and $561, respectively) .........................     30,914      45,624
     Other receivables .................................        674         654
     Income taxes receivable ...........................        574           -
     Prepaid expenses and other ........................        444       1,111
                                                          ---------   ---------
          Total current assets .........................     74,936      81,780
Net property and equipment .............................    145,641     144,126
Goodwill and other assets ..............................     53,159      52,427
                                                          ---------   ---------
          Total assets .................................  $ 273,736   $ 278,333
                                                          =========   =========

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
     Accounts payable ..................................  $   9,606   $   5,860
     Accrued liabilities ...............................      8,622      13,791
     Income taxes payable ..............................       --           588
     Current portion of long-term debt .................        623         280
     Current portion of obligations under capital leases         39         199
                                                          ---------   ---------
          Total current liabilities ....................     18,890      20,718
                                                          ---------   ---------
Long-term debt, net of current portion .................      3,167       3,402
Obligations under capital leases, net of current portion        140         632
Senior notes ...........................................    140,000     140,000
Deferred income taxes ..................................      5,321       5,487
Shareholders' equity :
    Preferred stock, no par value, 560,600 shares
      authorized, none issued and outstanding ..........       --          --
    Common stock, $.01 par value, 20,560,600 shares
      authorized, 11,126,285 issued and outstanding ....        111         111
    Paid-in capital ....................................     96,858      96,858
    Retained earnings ..................................      9,391      11,267
    Notes receivable from officers .....................       (142)       (142)
                                                          ---------   ---------
          Total shareholders' equity ...................    106,218     108,094
Commitments and contingencies
                                                          ---------   ---------
          Total liabilities and and
            shareholders' equity .......................  $ 273,736   $ 278,333
                                                          =========   =========

          See accompanying notes to consolidated financial statements.

                        DAWSON PRODUCTION SERVICES, INC.

                        CONSOLIDATED STATEMENTS OF INCOME
                                   (unaudited)
                (dollars in thousands, except per share amounts)

                                                         Three Months Ended
                                                              June 30,
                                                    ---------------------------
                                                        1996           1997
                                                    ------------   ------------
Revenues .........................................  $     14,678   $     54,732
                                                    ------------   ------------
Costs and expenses:
     Operating ...................................         9,493         36,104
     General and administrative ..................         2,260          7,578
     Depreciation and amortization ...............         1,375          5,181
                                                    ------------   ------------
          Total costs and expenses ...............        13,128         48,863
                                                    ------------   ------------
             Operating income ....................         1,550          5,869
                                                    ------------   ------------
Other income and expenses:
     Interest expense ............................            65          3,324
     Other expense (income), net .................          (122)          (556)
                                                    ------------   ------------
          Total other income and expenses ........           (57)         2,768
                                                    ------------   ------------
Income before income taxes .......................         1,607          3,101
Provision for income taxes .......................           591          1,225
                                                    ------------   ------------
Net income .......................................  $      1,016   $      1,876
                                                    ============   ============

Earnings per common share:
     Primary .....................................  $       0.16   $       0.17
     Fully diluted ...............................  $       0.16   $       0.17

Weighted average common  and common equivalent
   shares outstanding:
     Primary .....................................         6,510         11,245
     Fully diluted ...............................         6,510         11,315

          See accompanying notes to consolidated financial statements.

                        DAWSON PRODUCTION SERVICES, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)
                             (dollars in thousands)

                                                    Three Months Ended June 30,
                                                    ---------------------------
                                                        1996           1997
                                                    ------------   ------------
Cash flows from operating activities:
     Net income ..................................  $      1,016   $      1,876
Adjustments to reconcile net income to net cash
 provided by operating activities:
     Depreciation and amortization ...............         1,375          5,181
     Allowance for doubtful accounts .............           (97)           (75)
     (Gain) loss on sale of assets ...............            (1)          --
     Increase in deferred income taxes ...........           417            166
     Increase in receivables .....................          (786)       (14,615)
     Increase in prepaid expense and other .......          (365)          (666)
     Decrease (increase) in other assets .........            12           (103)
     Decrease in accounts payable ................          (161)        (3,747)
     Increase (decrease) in accrued expenses .....          (318)         6,326
                                                    ------------   ------------
         Net cash provided (used) by
           operating activities ..................         1,092         (5,657)
Cash flows from investing activities:
     Acquisitions ................................        (1,452)          --
     Additions to property and equipment .........          (970)        (2,157)
     Proceeds from sales of property .............            31           --
                                                    ------------   ------------
         Net cash used in investing activities ...        (2,391)        (2,157)
Cash flows from financing activities:
     Long-term borrowings ........................           327           --
     Payments on long-term debt ..................          (156)          (108)
     Capital lease payments ......................          (715)           (17)
     Exercise of common stock options and warrants            64           --
                                                    ------------   ------------
         Net cash used in financing activities ...          (480)          (125)
                                                    ------------   ------------
         Net decrease in cash ....................        (1,779)        (7,939)
     Cash and cash equivalents at the
       beginning of the period ...................        13,863         42,330
                                                    ------------   ------------
     Cash and cash equivalents at the
       end of the period .........................  $     12,084   $     34,391
                                                    ============   ============

Supplemental disclosures of cash flow information:
   Cash paid for:
         Interest ................................  $         93   $         96
         Income taxes ............................          --               53
Supplemental disclosures of non-cash transactions:
    Assets acquired under capital lease ..........           732            670

          See accompanying notes to consolidated financial statements.

                          PART I--FINANCIAL INFORMATION

                        DAWSON PRODUCTION SERVICES, INC.
            NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.  GENERAL

      The unaudited consolidated financial statements included herein have been prepared without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted, pursuant to such rules and regulations. These unaudited consolidated financial statements should be read in conjunction with Dawson Production Services, Inc. (the "Company's") audited consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended March 31, 1997.

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

3.  RECLASSIFICATION

      Certain amounts, as previously presented, have been reclassified to conform with the current period consolidated financial statement presentation.

4.  EARNINGS PER SHARE

      In February 1997, the FASB issued SFAS No. 128, "Earnings Per Share," which establishes standards for computing and presenting earnings per share. This standard, effective for financial statements issued for periods ending after December 15, 1997, replaces the presentation of primary earnings per share with a presentation of basic earnings per share. In addition, this Standard requires dual presentation of basic and diluted earnings per share on the face of the statement of operations. The impact of the adoption of SFAS No. 128 on earnings per share for 1996 and 1997 was not material.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Information

      This Quarterly Report on Form 10-Q includes "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and
Section 21E of the Securities Exchange Act of 1934, as amended. All statements other than statement of historical information provided herein are forward-looking and may contain information about financial results, economic conditions, trends and known uncertainties. The Company cautions the reader that actual results could differ materially from those expected by the Company depending on the outcome of certain factors, including without limitation (i) fluctuations in the price of oil and natural gas, competition, operating risk, acquisition risk, liquidity and capital requirements and the effect of government and environmental regulations and (ii) adverse changes in the market for the Company's services. Readers are cautioned not to place undue reliance on these forward- looking statements, which speak only as of the date hereof. The Company undertakes no obligation to release publicly the results of any revisions to these forward-looking statements which may be made to reflect events or circumstances after the date hereon, including without limitation, changes in the Company's business strategy or planned capital expenditures, or to reflect the occurrence of unanticipated events.

Results of Operations - Quarters ended June 30, 1997 and 1996

      Revenues. Revenues were $54.7 million in the quarter ended June 30, 1997, a 273% increase compared with revenues of $14.7 million in the quarter ended June 30, 1996. Compared to the same period in 1996, revenues in the quarter ended June 30, 1997 increased by 397%, 188% and 59% in workover, liquid and production services, respectively. The increase in revenues is primarily attributable to the various acquisitions made since June 30, 1996. The Pride Acquisition added 407 workover rigs, the Taylor Acquisition added 66 vacuum trucks to the Company's fleet, and the Mobley Acquisition added 33 vacuum trucks.

      Operating Costs. Operating costs for the quarter ended June 30, 1997 were $36.1 million, an increase of 280% from $9.5 million for the quarter ended June 30, 1996. This increase was due primarily to the Pride and Taylor Acquisitions. Operating costs as a percent of revenue increased to 66% for the quarter ended June 30, 1997 as compared to 65% for the quarter ended June 30, 1996.

      General and Administrative Expenses. General and administrative expenses for the quarter ended June 30, 1997 were $7.6 million, an increase of 235% from $2.3 million for the quarter ended June 30, 1996. This increase was due primarily to the higher general and administrative expenses associated with the Pride and Taylor Acquisitions, which significantly increased the Company's fixed cost base with the addition of 29 new yard locations. As a percentage of revenues, general and administrative expenses decreased to 14% for the quarter ended June 30, 1997, compared to 15% for the quarter ended June 30, 1996.

      Depreciation and Amortization. Depreciation and amortization expense for the quarter ended June 30, 1997 was $5.2 million, an increase of 277% from $1.4 million for the quarter ended June 30, 1996. This increase was due to a substantial increase in the Company's asset base resulting from the Pride and Taylor Acquisitions.

      Interest Expense. Interest expense in the first quarter of 1997 was $3.3 million compared to $0.1 million in the first quarter of 1996. This increase is substantially due to the $140.0 million senior notes incurred in the Debt Offering in February 1997.

      Net Income. For the quarter ended June 30, 1997, the Company had net income of $1.9 million, an 85% increase in earnings over the $1.0 million for the quarter ended June 30, 1996. The increase in earnings is attributed to the Pride and Taylor Acquisitions, offset by the increased interest expense associated with the Debt Offering in February 1997.

Liquidity and Capital Resources

      Cash Flows. The Company had cash and cash equivalents of $34.4 million at June 30, 1997 compared to $42.3 million at March 31, 1997. Working capital was $61.1 million and $56.0 million at June 30, 1997 and March 31, 1997, respectively. The Company used $2.2 million for investing activities in the quarter ended June 30, 1997, primarily for capital expenditures. The Company used a net $2.4 million for investing activities in the quarter ended June 30, 1996. The Company anticipates that fiscal 1998 capital expenditures will consist of approximately $15.0 million for improvements to its existing equipment and expanding capital additions. Acquisitions of additional assets and businesses are expected to continue to be an important part of the Company's strategy for growth. The Company would, under certain circumstances, need to obtain additional financing to fund such acquisitions. If the Company is unable to locate suitable acquisitions or to obtain financing on acceptable terms, the Company's growth will be adversely affected. While the Company believes it will be able to negotiate favorable acquisitions and financing, there can be no assurance that this will be the case.

      Credit Facilities and Long-term Debt. The Company has available a bank line of credit to finance temporary working capital requirements and to support the issuance of letters of credit. The maximum availability is the lesser of (i) $50.0 million or (ii) a calculated amount based on a percentage of accounts receivable meeting a certain criteria. This line of credit is secured by a first lien security interest on the Company's accounts receivable. Borrowings under this line of credit mature on February 20, 1999. The Company had not drawn against the Working Line as of June 30, 1997, but has used the line to secure letters of credit totaling $0.6 million related to its worker's compensation insurance program.

Inflation

      Inflation has not had a significant impact on the Company's operations to date.

                           PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

      See note 2 herein to the Notes to the Unaudited Consolidated Financial Statements.

ITEM 2.  CHANGES IN SECURITIES

      Not applicable.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

      Not applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

      No matters have been submitted to a vote of security holders during the quarter ended June 30, 1997.

ITEM 5.  OTHER INFORMATION

      Not applicable.

ITEM 6.  EXHIBITS

        a.

        10.1(a)     -    Dawson Production Services, Inc. Amended and Restated
                         1995 Incentive Plan (amended as of July 31, 1997).

        11.1        -    Earnings per share computations.

        b. Reports on Form 8-K

        The Company has not filed any reports on Form 8-K for the quarter ended June 30, 1997.

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

                                 DAWSON PRODUCTION SERVICES, INC.

                                 By: /s/ P. MARK STARK
Date: August 13, 1997                    P. Mark Stark