Form 10-Q
period 1997-09-30
DAWSON PRODUCTION SERVICES INC
filed 1997-11-13
CIK 1005970

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    Form 10-Q

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended September 30, 1997.

           [ ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                      OF THE SECURITIES EXCHANGE ACT OF 1934
                      For the transition period from              to

                         Commission file number 0-27732

                        DAWSON PRODUCTION SERVICES, INC.
             (Exact name of registrant as specified in its charter)

          TEXAS                                                   74-2231546
(State or other jurisdiction of                                (I.R.S. Employer
 incorporation or organization)                              Identification No.)

   112 E. Pecan Street, Suite 1000
   San Antonio, Texas                                       78205
(Address of principal executive offices)                  (Zip Code)

    Registrant's telephone number, including area code:  (210) 476-0420

                                 NOT APPLICABLE
   (Former name, former address and former fiscal year, if changed since last report)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     The number of shares outstanding of each of the issuer's classes of common stock. as of November 12, 1997: Common Stock, $0.01 par value per share-11,126,944 shares.

                                        PART I

ITEM 1.  FINANCIAL STATEMENTS(unaudited)

                        DAWSON PRODUCTION SERVICES, INC.

                           CONSOLIDATED BALANCE SHEETS
                (dollars in thousands, except per share amounts)

ASSETS
                                                                                              MARCH 31,          SEPTEMBER 30,
                                                                                                1997                1997
                                                                                              ---------           ---------
                                                                                                                 (unaudited)
Current assets:
     Cash and cash equivalents ......................................................         $  42,330           $  32,974
     Trade receivables, substantially all pledged (net of allowance
         for doubtful accounts of $561 and $756, respectively) ......................            30,914              50,818
     Other receivables ..............................................................               674               1,536
     Income taxes receivable ........................................................               574                 496
     Prepaid expenses and other .....................................................               444               1,209
                                                                                              ---------           ---------
               Total current assets .................................................            74,936              87,033
Net property and equipment ..........................................................           145,641             143,736
Goodwill and other assets ...........................................................            53,159              53,067
                                                                                              ---------           ---------
               Total assets .........................................................         $ 273,736           $ 283,836
                                                                                              =========           =========
LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
     Accounts payable ...............................................................         $   9,606           $  10,905
     Accrued liabilities ............................................................             8,622              10,023
     Current portion of long-term debt ..............................................               623                 280
     Current portion of obligations under capital leases ............................                39                 421
                                                                                              ---------           ---------
               Total current liabilities ............................................            18,890              21,629
                                                                                              ---------           ---------
Long-term debt, net of current portion ..............................................             3,167               3,333
Obligations under capital leases, net of current portion ............................               140               1,366
Senior notes ........................................................................           140,000             140,000
Deferred income taxes ...............................................................             5,321               7,329
Shareholders' equity :
    Preferred stock, no par value, 560,600 shares authorized, none
         issued and outstanding .....................................................              --                  --
    Common stock, $.01 par value, 20,560,600 shares authorized,
         11,126,944 issued and outstanding ..........................................               111                 112
    Paid-in capital .................................................................            96,858              96,865
    Retained earnings ...............................................................             9,391              13,344
    Notes receivable from officers ..................................................              (142)               (142)
                                                                                              ---------           ---------
               Total shareholders' equity ...........................................           106,218             110,179
Commitments and contingencies
                                                                                              ---------           ---------
               Total liabilities and shareholders' equity ...........................         $ 273,736           $ 283,836
                                                                                              =========           =========

See accompanying notes to consolidated financial statements.

                        DAWSON PRODUCTION SERVICES, INC.

                        CONSOLIDATED STATEMENTS OF INCOME
                                   (unaudited)
                (dollars in thousands, except per share amounts)

                                                                          THREE MONTHS ENDED                SIX MONTHS ENDED
                                                                             SEPTEMBER 30,                    SEPTEMBER 30,
                                                                       -------------------------         --------------------------
                                                                         1996             1997             1996              1997
                                                                       --------         --------         --------         ---------
REVENUES ......................................................        $ 19,134         $ 59,856         $ 33,811         $ 114,588
                                                                       --------         --------         --------         ---------
COSTS AND EXPENSES:
     Operating ................................................          12,604           42,200           22,229            79,435
     General and administrative ...............................           2,945            6,637            5,133            13,084
     Depreciation and amortization ............................           1,501            5,163            2,876            10,344
                                                                       --------         --------         --------         ---------
               Total costs and expenses .......................          17,050           54,000           30,238           102,863
                                                                       --------         --------         --------         ---------
                 Operating income .............................           2,084            5,856            3,573            11,725
                                                                       --------         --------         --------         ---------
OTHER INCOME AND EXPENSES:
     Interest expense .........................................             230            3,349              296             6,673
     Other expense (income), net ..............................             (68)            (688)            (252)           (1,244)
                                                                       --------         --------         --------         ---------
               Total other income and expenses ................             162            2,661               44             5,429
                                                                       --------         --------         --------         ---------
Income before income taxes ....................................           1,922            3,195            3,529             6,296
Provision for income taxes ....................................             763            1,118            1,354             2,343
                                                                       --------         --------         --------         ---------
Net income ....................................................        $  1,159         $  2,077         $  2,175         $   3,953
                                                                       ========         ========         ========         =========
EARNINGS PER COMMON SHARE:
     Primary ..................................................        $   0.18         $   0.18         $   0.33         $    0.35
     Fully diluted ............................................        $   0.18         $   0.18         $   0.33         $    0.35

WEIGHTED AVERAGE COMMON  AND COMMON EQUIVALENT
   SHARES OUTSTANDING:
     Primary ..................................................           6,503           11,407            6,510            11,329
     Fully diluted ............................................           6,541           11,456            6,528            11,458

          See accompanying notes to consolidated financial statements.

                        DAWSON PRODUCTION SERVICES, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)
                             (dollars in thousands)

                                                                                                      SIX MONTHS ENDED SEPTEMBER 30,
                                                                                                      ------------------------------
                                                                                                         1996                 1997
                                                                                                      ---------            ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income ............................................................................           $  2,175            $  3,953
ADJUSTMENTS TO RECONCILE NET INCOME TO NET CASH
 PROVIDED BY OPERATING ACTIVITIES:
     Depreciation and amortization .........................................................              2,876              10,344
     Allowance for doubtful accounts .......................................................                 54                 195
     (Gain) loss on sale of assets .........................................................                 82                 (55)
     Increase in deferred income taxes .....................................................                978               2,008
     Increase in receivables ...............................................................               (722)            (20,883)
     Increase in prepaid expense and other .................................................               (464)               (765)
     Decrease in other assets ..............................................................                 10                  69
     Increase in accounts payable ..........................................................                378               1,299
     Increase (decrease) in accrued expenses ...............................................               (524)              1,401
                                                                                                       --------            --------
                 Net cash provided (used)  by operating activities .........................              4,843              (2,434)
CASH FLOWS FROM INVESTING ACTIVITIES:
     Acquisitions ..........................................................................            (12,958)               (769)
     Additions to property and equipment ...................................................             (2,236)             (6,070)
     Proceeds from sales of property .......................................................                 65                 119
                                                                                                       --------            --------
                  Net cash used in investing activities ....................................            (15,129)             (6,720)
CASH FLOWS FROM FINANCING ACTIVITIES:
     Long-term borrowings ..................................................................              7,261                --
     Payments on long-term debt ............................................................               (462)               (177)
     Capital lease payments ................................................................             (1,076)                (33)
     Exercise of common stock options and warrants .........................................                 64                   8
                                                                                                       --------            --------
                   Net cash provided (used) in financing activities ........................              5,787                (202)
                                                                                                       --------            --------
                   Net decrease in cash ....................................................             (4,499)             (9,356)
      Cash and cash equivalents at the beginning of the period .............................             13,863              42,330
                                                                                                       --------            --------
      Cash and cash equivalents at the end of the period ...................................           $  9,364            $ 32,974
                                                                                                       ========            ========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
   CASH PAID FOR:
                Interest ...................................................................           $    262            $  5,859
                Income taxes ...............................................................                214               1,743
SUPPLEMENTAL DISCLOSURES OF NON-CASH TRANSACTIONS:
    Assets acquired under capital lease ....................................................                905               1,638
    Note issued to seller in acquisition ...................................................              1,750                --

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

     In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings Per Share (FAS 128)," which establishes standards for computing and presenting earnings per share. This Standard, effective for financial statements issued for periods ending after December 15, 1997, replaces the presentation of primary earnings per share with a presentation of basic earnings per share. In addition, this Standard requires dual presentation of basic and diluted earnings per share on the face of the statement of operations. FAS 128 requires restatement of all prior-period earnings per share data. Under the new Standard, basic earnings per share for the three months ended September 30, 1997 and 1996 would have been $ .19 and $ .18, respectively. Basic earnings per share for the six months ended September 30, 1997 and 1996 would have been $ .36 and $.34, respectively. Diluted earnings per share would approximate the amounts shown on the Consolidated Statements of Income for fully diluted earnings per share.

5.   NEW PRONOUNCEMENTS

     In June 1997, the Financial Accounting Standards Board ("FASB") issued Statement No. 130, "Reporting Comprehensive Income" which is effective for fiscal years beginning after December 15, 1997. This new pronouncement establishes standards for the reporting and display of comprehensive income and its components in a full set of general purpose financial statements. Under the provisions of Statement No. 130, all revenue, expenses, gains and loses recognized during the period are included in income, regardless of whether they are considered to be results of operations of the period. Items required by accounting standards to be reported as direct adjustments to paid-in-capital, retained earnings or other non-income equity accounts are not to be included as components of comprehensive income. The Company plans to adopt the provisions of Statement No. 130 effective with the fiscal year beginning April 1, 1998.

     Also, effective for periods beginning after December 15, 1997, the FASB issued Statement No. 131, "Disclosures about Segments of an Enterprise and Related Information". This statement establishes standards for the way that public companies report information about operating segments in annual financial statements as well as interim financial reports. It also establishes standards for related disclosures about products and services, geographic areas and major customers. Operating segments are components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. The Company plans to adopt the provisions of Statement No. 131 effective with the fiscal year beginning April 1, 1998.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Information

  This Quarterly Report on Form 10-Q includes "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and
Section 21E of the Securities Exchange Act of 1934, as amended. All statements other than statement of historical information provided herein are forward-looking and may contain information about financial results, economic conditions, trends and known uncertainties. The Company cautions the reader that actual results could differ materially from those expected by the Company depending on the outcome of certain factors, including without limitation (i) fluctuations in the price of oil and natural gas, competition, operating risks, acquisition risks, liquidity and capital requirements and the effect of government and environmental regulations and (ii) adverse changes in the market for the Company's services. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. The Company undertakes no obligation to release publicly the results of any revisions to these forward-looking statements which may be made to reflect events or circumstances after the date hereon, including without limitation, changes in the Company's business strategy or planned capital expenditures, or to reflect the occurrence of unanticipated events.

Results of Operations - Quarters Ended September 30, 1997 and 1996

  Revenues. Revenues were $59.9 million in the quarter ended September 30, 1997, a 213% increase compared with revenues of $19.1 million in the quarter ended September 30, 1996. Compared to the same period in 1996, revenues in the quarter ended September 30, 1997 increased by 428%, 46% and 108% in workover, liquid and production services, respectively. The increase in revenues is primarily attributable to the various acquisitions made since September 30, 1996. Although the Taylor Acquisition (which involved the addition of 66 vacuum trucks) occurred in July 1996, the complete effect of the acquisition on revenues and expenses did not occur until after the quarter ended September 30, 1996. The Pride Acquisition added 407 workover rigs and the Mobley Acquisition added 33 vacuum trucks.

  Operating Costs. Operating costs for the quarter ended September 30, 1997 were $42.2 million, an increase of 235% from $12.6 million for the quarter ended September 30, 1996. This increase was due primarily to the Pride and Taylor Acquisitions. Operating costs as a percent of revenue increased to 71% for the quarter ended September 30, 1997 as compared to 66% for the quarter ended September 30, 1996.

  General and Administrative Expenses. General and administrative expenses for the quarter ended September 30, 1997 were $6.6 million, an increase of 125% from $2.9 million for the quarter ended September 30, 1996. This increase was due primarily to the higher general and administrative expenses associated with the Pride and Taylor Acquisitions, which significantly increased the Company's fixed cost base with the addition of 29 new yard locations. As a percentage of revenues, general and administrative expenses decreased to 11% for the quarter ended September 30, 1997, compared to 15% for the quarter ended September 30, 1996.

  Depreciation and Amortization. Depreciation and amortization expense for the quarter ended September 30, 1997 was $5.2 million, an increase of 244% from $1.5 million for the quarter ended September 30, 1996. This increase was due to a substantial increase in the Company's asset base resulting from the Pride and Taylor Acquisitions.

  Interest Expense. Interest expense in the second quarter of 1997 was $3.3 million compared to $0.2 million in the second quarter of 1996. This increase is substantially due to the $140.0 million senior notes incurred in the Debt Offering in February 1997.

  Net Income. For the quarter ended September 30, 1997, the Company had net income of $2.1 million, a 79% increase in earnings over the $1.2 million for the quarter ended September 30, 1996. The increase in earnings is attributed to the Pride and Taylor Acquisitions, offset by the increased interest expense associated with the Debt Offering in February 1997.

Results of Operations - Six Months Ended September 30, 1997 and 1996

  Revenues. Revenues were $114.6 million for the six months ended September 30, 1997, a 239% increase compared with revenues of $33.8 million for the six months ended September 30, 1996. Compared to the same period in 1996, revenues for the six months ended September 30, 1997 increased by 413%, 82% and 108% in workover, liquid and production services, respectively. The increase in revenues is primarily attributable to the various acquisitions made since September 30, 1996. Although the Taylor Acquisition (which involved the addition of 66 vacuum trucks) occurred in July 1996, the complete effect of the acquisition on revenues and expenses did not occur until after the quarter ended September 30, 1996. The Pride Acquisition added 407 workover rigs and the Mobley Acquisition added 33 vacuum trucks.

  Operating Costs. Operating costs for the six months ended September 30, 1997 were $79.4 million, an increase of 257% from $22.2 million for the six months ended September 30, 1996. This increase was due primarily to the Pride and Taylor Acquisitions. Operating costs as a percent of revenue increased to 69% for the six months ended September 30, 1997 as compared to 66% for the six months ended September 30, 1996.

  General and Administrative Expenses. General and administrative expenses for the six months ended September 30, 1997 were $13.1 million, an increase of 155% from $5.1 million for the six months ended September 30, 1996. This increase was due primarily to the higher general and administrative expenses associated with the Pride and Taylor Acquisitions, which significantly increased the Company's fixed cost base with the addition of 29 new yard locations. As a percentage of revenues, general and administrative expenses decreased to 11% for the six months ended September 30, 1997, compared to 15% for the six months ended September 30, 1996.


  Depreciation and Amortization. Depreciation and amortization expense for the six months ended September 30, 1997 was $10.3 million, an increase of 260% from $2.9 million for the six months ended September 30, 1996. This increase was due to a substantial increase in the Company's asset base resulting from the Pride and Taylor Acquisitions.

  Interest Expense. Interest expense in the six months ended September 30, 1997 was $6.7 million compared to $0.3 million for the six months ended September 30, 1996. This increase is substantially due to the $140.0 million senior notes incurred in the Debt Offering in February 1997.

  Net Income. For the six months ended September 30, 1997, the Company had net income of $4.0 million, an 82% increase in earnings over the $2.2 million for the six months ended September 30, 1996. The increase in earnings is attributed to the Pride and Taylor Acquisitions, offset by the increased interest expense associated with the Debt Offering in February 1997. The increase in earnings is also attributable to the recognized benefit of corporate restructuring which reduced the effective corporate tax rate.

Liquidity and Capital Resources

  Cash Flows. The Company had cash and cash equivalents of $33.0 million at September 30, 1997 compared to $42.3 million at March 31, 1997. Working capital was $65.4 million and $56.0 million at September 30, 1997 and March 31, 1997, respectively. The Company used $6.7 million for investing activities for the six months ended September 30, 1997, primarily for capital expenditures. The Company used a net $15.1 million for investing activities for the six months ended September 30, 1996, primarily for acquisitions. The Company anticipates that fiscal 1998 capital expenditures will consist of approximately $15.0 million for improvements to its existing equipment and expanding capital additions. Acquisitions of additional assets and businesses are expected to continue to be an important part of the Company's strategy for growth. The Company would, under certain circumstances, need to obtain additional financing to fund such acquisitions. If the Company is unable to locate suitable acquisitions or to obtain financing on acceptable terms, the Company's growth will be adversely affected. While the Company believes it will be able to negotiate favorable acquisitions and financing, there can be no assurance that this will be the case.

  In regards to acquisitions, the Company has agreed to acquire Bobby's Hot Oil Service, Inc., Tubing Testers Corp. and Alamo Tubing Testers Corp., all headquartered in Perryton, Texas. The companies specialize in oil and gas production services and have combined annual revenue of about $5.3 million.

  Credit Facilities and Long-term Debt. The Company has available a bank line of credit to finance temporary working capital requirements and to support the issuance of letters of credit. The maximum availability is the lesser of (i) $50.0 million or (ii) a calculated amount based on a percentage of accounts receivable meeting a certain criteria. This line of credit is secured by a first lien security interest on the Company's accounts receivable. Borrowings under this line of credit mature on February 20, 1999. The Company had not drawn against the Working Line as of September 30, 1997, but has used the line to secure letters of credit totaling $0.6 million related to its workers' compensation insurance program.

Inflation

  Inflation has not had a significant impact on the Company's operations to date.

New Accounting Pronouncements

  See the accompanying notes to the consolidated financial statements for a discussion of the effect of new accounting pronouncements.

                           PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         See note 2 herein to the Notes to the Unaudited Consolidated Financial Statements.

ITEM 2.  CHANGES IN SECURITIES

         See Item 1 of the Company's Registration Statement on Form 8-A filed with the Securities and Exchange Commission on September 18, 1997, registering the issuance of rights pursuant to the Company's Rights Agreement adopted by the Company on September 11, 1997, which is incorporated by reference into this Quarterly Report on Form 10-Q.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         Not applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         The Company held its Annual Meeting of Shareholders on September 11, 1997. Approximately 8,732,727 shares, or 78.48% of the Common Stock issued and outstanding as of the record date, were represented at the meeting in person or by proxy. Set forth below is a brief description of each matter voted upon at the meeting and the voting results with respect to each matter.

                  (1) A proposal to elect the following persons to serve as members of the Company's Board of Directors:

               Name              For           Against        Withheld
         -----------------       ---           -------        --------
         Michael B. Little      8,720,487                      12,240
         Russell Bank           8,718,487                      14,240
         J. Michael Bell        8,720,487                      12,240
         Wm. Ward Greenwood     8,720,487                      12,240
         Douglas D. Lewis       7,998,646                     734,081
         Paul E. McCollam       8,720,487                      12,240
         Stephen E. Oakes       8,718,487                      14,240
         Lawrence C. Petrucci   8,718,487                      14,240

                  (2) A proposal to approve the selection of KPMG Peat Marwick LLP as the Company's independent auditors for fiscal 1998:

         For           Against        Withheld
         ---           -------        --------
         8,728,427      4300             0

                  (3) A proposal to increase the number of shares authorized to be issued pursuant to the Dawson Production Services, Inc. 1995 Incentive Plan.

         For           Against        Withheld
         ---           -------        --------
         5,665,209    2,290,042       406,095

ITEM 5.  OTHER INFORMATION

         Not applicable.

ITEM 6.  EXHIBITS

     a. 4.2 - Rights Agreement, dated as of September 11, 1997, between Dawson Production Services, Inc. and Harris Trust Company of New York, as Rights Agent, which includes as EXHIBIT A thereto, the Form of Right Certificate -- Incorporated by reference to the Company's Registration Statement on Form 8-A filed with the Securities and Exchange Commission on September 18, 1997.

         11.1 - Earnings per share computations.

     b.  Reports on Form 8-K
         The Company has not filed any reports on Form 8-K for the quarter ended September 30, 1997.

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized.


DAWSON PRODUCTION SERVICES, INC.

By: /s/ P. MARK STARK

Date:   November 13, 1997