Form 10-Q
period 1997-12-31
DAWSON PRODUCTION SERVICES INC
filed 1998-02-13
CIK 1005970

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    Form 10-Q

             [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended December 31, 1997.

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

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes  X           No

     The number of shares outstanding of each of the issuer's classes of common stock as of February 11, 1998: Common Stock, $0.01 par value per share-11,154,877 shares.

                        DAWSON PRODUCTION SERVICES, INC.
                               INDEX TO FORM 10-Q
                                                                         PAGE
                                                                         ----
PART I. FINANCIAL INFORMATION

        ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

                Consolidated Balance Sheets -
                March 31, 1997 and December 31, 1997 ...................   1

                Consolidated Statements of Operations -
                Three Months Ended December 31, 1997 and 1996
                and the Nine Months Ended December 31, 1997
                and December 31,1996 .....................................  2

                Consolidated Statements of Cash Flows -
                Nine Months Ended December 31, 1997 and 1996 .............  3

                Notes to Interim Condensed Consolidated
                Financial Statements .....................................  4

        ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS .........  6

PART II. OTHER INFORMATION ...............................................  9

SIGNATURE ................................................................ 10

EXHIBIT 11.1 -- Earnings Per Share Computations .......................... 11

                                     PART I

ITEM 1. FINANCIAL STATEMENTS (unaudited)

                        DAWSON PRODUCTION SERVICES, INC.

                           CONSOLIDATED BALANCE SHEETS
                             (dollars in thousands)

                                                                                             MARCH 31,          DECEMBER 31,
                                                                                               1997                 1997
                                                                                             ---------           ---------
                                                                                                                (unaudited)
ASSETS
Current assets:
     Cash and cash equivalents ........................................................      $  42,330           $  37,845
     Trade receivables, substantially all pledged (net of allowance
         for doubtful accounts of $561 and $868, respectively) ........................         30,914              45,181
     Other receivables ................................................................            674               1,204
     Income taxes receivable ..........................................................            574                 503
     Prepaid expenses and other .......................................................            444               1,206
                                                                                             ---------           ---------
               Total current assets ...................................................         74,936              85,939
Net property and equipment ............................................................        145,641             148,430
Goodwill and other assets .............................................................         53,159              53,366
                                                                                             ---------           ---------
               Total assets ...........................................................      $ 273,736           $ 287,735
                                                                                             =========           =========
LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
     Accounts payable .................................................................      $   9,606           $   6,298
     Accrued liabilities ..............................................................          8,622              11,849
     Current portion of long-term debt ................................................            623               1,526
     Current portion of obligations under capital leases ..............................             39                 721
                                                                                             ---------           ---------
               Total current liabilities ..............................................         18,890              20,394
                                                                                             ---------           ---------
Long-term debt, net of current portion ................................................          3,167               2,667
Obligations under capital leases, net of current portion ..............................            140               2,201
Senior notes ..........................................................................        140,000             140,000
Deferred income taxes .................................................................          5,321               9,644
Shareholders' equity :

    Preferred stock, no par value, 560,600 shares authorized, none
         issued and outstanding .......................................................           --                  --
    Common stock, $.01 par value, 20,560,600 shares authorized,
         11,126,285 and 11,154,277 issued and outstanding, respectively................            111                 139
    Paid-in capital ...................................................................         96,858              97,345
    Retained earnings .................................................................          9,391              15,487
    Notes receivable from officers ....................................................           (142)               (142)
                                                                                             ---------           ---------
               Total shareholders' equity .............................................        106,218             112,829
Commitments and contingencies
                                                                                             ---------           ---------
               Total liabilities and shareholders' equity .............................      $ 273,736           $ 287,735
                                                                                             =========           =========

          See accompanying notes to consolidated financial statements.

                        DAWSON PRODUCTION SERVICES, INC.

                        CONSOLIDATED STATEMENTS OF INCOME
                                   (unaudited)
           (dollars and shares in thousands, except per share amounts)

                                                                           THREE MONTHS ENDED                NINE MONTHS ENDED
                                                                               DECEMBER 31,                     DECEMBER 31,
                                                                       -------------------------         --------------------------
                                                                         1996             1997             1996             1997
                                                                       --------         --------         --------         ---------

REVENUES ......................................................        $ 22,455         $ 55,410         $ 56,267         $ 169,999
                                                                       --------         --------         --------         ---------
COSTS AND EXPENSES:

     Operating ................................................          14,582           38,004           36,864           118,168
     General and administrative ...............................           3,013            5,907            8,094            18,263
     Depreciation and amortization ............................           1,969            5,231            4,845            15,575
                                                                       --------         --------         --------         ---------
               Total costs and expenses .......................          19,564           49,142           49,803           152,006
                                                                       --------         --------         --------         ---------
                 Operating income .............................           2,891            6,268            6,464            17,993
                                                                       --------         --------         --------         ---------
OTHER INCOME AND EXPENSES:
     Interest expense .........................................             296            3,389              592            10,062
     Other expense (income), net ..............................            (105)            (418)            (357)           (1,661)
                                                                       --------         --------         --------         ---------
               Total other income and expenses ................             191            2,971              235             8,401
                                                                       --------         --------         --------         ---------
Income before income taxes ....................................           2,700            3,297            6,229             9,592
Provision for income taxes ....................................           1,150            1,154            2,504             3,497
                                                                       --------         --------         --------         ---------
Net income ....................................................        $  1,550         $  2,143         $  3,725         $   6,095
                                                                       ========         ========         ========         =========
EARNINGS PER COMMON SHARE:

     Basic ....................................................        $   0.24         $   0.19         $   0.58         $    0.55
     Diluted ..................................................        $   0.24         $   0.19         $   0.57         $    0.54

WEIGHTED AVERAGE COMMON  AND COMMON EQUIVALENT
   SHARES OUTSTANDING:

     Basic ....................................................           6,391           11,129            6,391            11,127
     Diluted ..................................................           6,548           11,464            6,517            11,387

          See accompanying notes to consolidated financial statements.

                        DAWSON PRODUCTION SERVICES, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)
                             (dollars in thousands)

                                                                                                   NINE MONTHS ENDED DECEMBER 31,
                                                                                             --------------------------------------
                                                                                               1996                          1997
                                                                                             --------                      --------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income ................................................................             $  3,725                      $  6,095
ADJUSTMENTS TO RECONCILE NET INCOME TO NET CASH
 PROVIDED BY OPERATING ACTIVITIES:
     Depreciation and amortization .............................................                4,845                        15,575
     Allowance for doubtful accounts ...........................................                  116                           307
     (Gain) loss on sale of assets .............................................                  109                           (44)
     Increase in deferred income taxes .........................................                2,036                         3,364
     Increase in receivables ...................................................               (3,652)                      (13,921)
     Increase in prepaid expense and other .....................................                 (152)                       (1,199)
     Decrease in other assets ..................................................                   12                            13
     Increase(decrease) in accounts payable ....................................                  215                        (3,307)
     Increase in accrued expenses ..............................................                   77                         3,204
                                                                                             --------                      --------
     Net cash provided by operating activities .................................                7,331                        10,087
CASH FLOWS FROM INVESTING ACTIVITIES:
     Acquisitions ..............................................................              (13,305)                       (4,766)
     Additions to property and equipment .......................................               (3,870)                       (9,458)
     Proceeds from sales of property ...........................................                   72                           124
                                                                                             --------                      --------
     Net cash used in investing activities .....................................              (17,103)                      (14,100)
CASH FLOWS FROM FINANCING ACTIVITIES:
     Long-term borrowings ......................................................                7,261                          --
     Payments on long-term debt ................................................                 (771)                         (260)
     Capital lease payments ....................................................               (1,462)                         (226)
     Exercise of common stock options and warrants .............................                   64                            14
                                                                                             --------                      --------
     Net cash provided (used) in finance activities ............................                5,092                          (472)
                                                                                             --------                      --------
     Net decrease in cash ......................................................               (4,680)                       (4,485)
     Cash and cash equivalents at the beginning
     of the period .............................................................               13,863                        42,330
                                                                                             --------                      --------
     Cash and cash equivalents at the end of the period ........................             $  9,183                      $ 37,845
                                                                                             ========                      ========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
   CASH PAID FOR:
                Interest .......................................................             $    563                      $  6,220
                Income taxes ...................................................                  576                         1,743
SUPPLEMENTAL DISCLOSURES OF NON-CASH TRANSACTIONS:
    Assets acquired under capital lease ........................................                1,052                         2,969
    Note issued to seller in acquisition .......................................                1,750                           500
    Common stock issued to seller in acquisition ...............................                 --                             500

        See accompanying notes to the consolidated financial statements

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

2.   ACQUISITIONS

           Effective December 23, 1997 the Company acquired all of the issued and outstanding stock of Bobby's Hot Oil Service, Inc., Tubing Testers Corp. and Alamo Tubing Testers Corp. all headquartered in Perryton, Texas. The aggregate purchase price of approximately $4.9 million consisted of $3.9 million in cash, $.5 million in two subordinated notes to the selling shareholders and $.5 million in common stock of the Company. Goodwill recognized on this transaction amounted to $2.7 million which is being amortized over a twenty-year period.

3.  COMMITMENTS AND CONTINGENCIES

        The Company is involved in various claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the Company's consolidated financial position or results of operations.

4.   RECLASSIFICATION

        Certain amounts, as previously presented, have been reclassified to conform with the current period consolidated financial statement presentation.

5.    EARNINGS PER SHARE

        In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings Per Share (FAS
128)," which establishes standards for computing and presenting earnings per share. The Company has adopted this Standard for the period ended December 31, 1997. Prior period amounts have been recalculated to conform with the reporting requirements of FAS 128.

        Basic earnings per share is computed by deducting preferred dividends from net income in order to determine net income attributable to common shareholders. This amount is then divided by the weighted average number of common shares outstanding. Diluted earnings per share dilution is determined by dividing net income plus tax effected convertible debt interest by the weighted average number of common shares outstanding during the year after giving effect for dilutive potential common shares arising from stock options, convertible debt, and/or preferred stock assumed converted to common stock.

        The computation of shares used in diluted earnings per share is as follows:
                                         Three Months          Nine Months
                                       Ended Decenber 31,   Ended December 31,
                                        ----------------    -----------------
                                         1996     1997       1996      1997
                                        ------   -------    ------    -------
Weighted average outstanding
  common shares ....................    6,391     11,129     6,391     11,127
Effect of dilutive securities-stock
  option ...........................      157        335       126        260
                                        -----     ------     -----     ------
Shares used in earnings per
  share computation ................    6,548     11,464     6,517     11,387

6.      NEW PRONOUNCEMENTS

        In June 1997, the Financial Accounting Standards Board ("FASB") issued Statement No.130, "Reporting Comprehensive Income" which is effective for fiscal years beginning after December 15, 1997. This new pronouncement establishes standards for the reporting and display of comprehensive income and its components in a full set of general purpose financial statements. Under the provisions of Statement No.130, all revenue, expenses, gains and losses recognized during the period are included in income, regardless of whether they are considered to be results of operations of the period. Items rcquired by accounting standards to be reported as direct adjustments to paid-in-capital, retained earnings or other non-income equity accounts are not to be included as components of comprehensive income. The Company plans to adopt the provisions of Statement No.130 effective with the fiscal year beginning April 1, 1998.

        Also, effective for periods beginning aftcr December 15, 1997, the FASB issued Statement No. 131, "Disclosures about Segments of an Enterprise and Related Information". This statement establishes standards for the way that public companies report information about operating segments in annual financial statements as well as interim financial reports. It also establishes standards for related disclosures about products and services, geographic areas and major customers. Operating segments are components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. The Company plans to adopt the provisions of Statement No. 131 effective with the fiscal year beginning April 1,1998.

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

Results of Operations - Quarters Ended December 31, 1997 and 1996

    Revenues. Revenues were $55.4 million in the quarter ended December 31, 1997, a 147% increase compared with revenues of $22.5 million in the quarter ended December 31, 1996. Compared to the same period in 1996, revenues in the quarter ended December 31, 1997 increased by 359%, 17% and 21% in workover, liquid and production services, respectively. The increase in revenues is primarily attributable to the various acquisitions made since December 31, 1996. The Taylor Acquisition occurred in July 1996, (the addition of 66 vacuum trucks), the Pride Acquisition in February 1997 added 407 workover rigs and the Mobley Acquisition in January 1997 added 33 vacuum trucks.

    Operating Costs. Operating costs for the quarter ended December 31, 1997 were $38.0 million, an increase of 161% from $14.6 million for the quarter ended December 31, 1996. This increase was due primarily to the Pride and Taylor Acquisitions. Operating costs as a percent of revenue increased to 69% for the quarter ended December 31, 1997 as compared to 65% for the quarter ended December 31, 1996. In the quarter ended December 31, 1997, the Company recorded an accrual for a fuel tax refund. This accrual was approximately $.4 million of which approximately $.1 million related to prior year refund. The fuel tax accrual is pursuant to a study being performed in the liquid service locations which has resulted in an increase in the amount of nontaxable mileage use pertaining to the liquid services.

    General and Administrative Expenses. General and administrative expenses for the quarter ended December 31, 1997 were $5.9 million, an increase of 96% from $3.0 million for the quarter ended December 31, 1996. This increase was due primarily to the higher general and administrative expenses associated with the Pride and Taylor Acquisitions, which significantly increased the Company's fixed cost base with the addition of 29 new yard locations. As a percentage of revenues, general and administrative expenses decreased to 11% for the quarter ended December 31, 1997, compared to 13% for the quarter ended December 31, 1996.

    Depreciation and Amortization. Depreciation and amortization expense for the quarter ended December 31, 1997 was $5.2 million, an increase of 166% from $2.0 million for the quarter ended December 31, 1996. This increase was due to a substantial increase in the Company's asset base resulting from the Pride and Taylor Acquisitions.

    Interest Expense. Interest expense in the third quarter of 1997 was $3.4 million compared to $0.3 million in the third quarter of 1996. This increase is substantially due to the $140.0 million senior notes incurred in the Debt Offering in February 1997.

    Net Income. For the quarter ended December 31, 1997, the Company had net income of $2.1 million, a 38% increase in earnings over the $1.6 million for the quarter ended December 30, 1996. The increase in earnings is attributed to the Pride and Taylor Acquisitions, offset by the increased interest expense associated with the Debt Offering in February 1997.

Results of Operations - Nine Months Ended December 31, 1997 and 1996

    Revenues. Revenues were $170.0 million for the nine months ended December 31, 1997, a 202% increase compared with revenues of $56.2 million for the nine months ended December 31, 1996. Compared to the same period in 1996, revenues for the nine months ended December 31, 1997 increased by 397%, 54% and 67% in workover, liquid and production services, respectively. The increase in revenues is primarily attributable to the various acquisitions made since December 31, 1996. The Taylor Acquisition added 66 vacuum trucks, the Pride Acquisition added 407 workover rigs and the Mobley Acquisition added 33 vacuum trucks.

    Operating Costs. Operating costs for the nine months ended December 31, 1997 were $118.2 million, an increase of 221% from $36.9 million for the nine months ended December 31, 1996. This increase was due primarily to the Pride and Taylor Acquisitions. Operating costs as a percent of revenue increased to 70% for the nine months ended December 31, 1997 as compared to 66% for the nine months ended December 31, 1996.

    General and Administrative Expenses. General and administrative expenses for the nine months ended December 31, 1997 were $18.3 million, an increase of 126% from $8.1 million for the nine months ended December 31, 1996. This increase was due primarily to the higher general and administrative expenses associated with the Pride and Taylor Acquisitions, which significantly increased the Company's fixed cost base with the addition of 29 new yard locations. As a percentage of revenues, general and administrative expenses decreased to 9% for the nine months ended December 31, 1997, compared to 14% for the nine months ended December 31, 1996.

    Depreciation and Amortization. Depreciation and amortization expense for the nine months ended December 31, 1997 was $15.6 million, an increase of 221% from $4.8 million for the nine months ended December 31, 1996. This increase was due to a substantial increase in the Company's asset base resulting from the Pride and Taylor Acquisitions.

    Interest Expense. Interest expense in the nine months ended December 31, 1997 was $10.1 million compared to $0.6 million for the nine months ended December 31, 1996. This increase is substantially due to the $140.0 million senior notes incurred in the Debt Offering in February 1997.

    Net Income. For the nine months ended December 31, 1997, the Company had net income of $6.1 million, a 64% increase in earnings over the $3.7 million for the nine months ended December 31, 1996. The increase in earnings is attributed to the Pride and Taylor Acquisitions, offset by the increased interest expense associated with the Debt Offering in February 1997.

Liquidity and Capital Resources

    Cash Flows. The Company had cash and cash equivalents of $37.8 million at December 31, 1997 compared to $42.3 million at March 31, 1997. Working capital was $65.5 million and $56.0 million at December 31, 1997 and March 31, 1997, respectively. The Company used $14.1 million for investing activities for the nine months ended December 31, 1997, primarily for capital expenditures. The Company used a net $17.1 million for investing activities for the nine months ended December 31, 1996, primarily for acquisitions. The Company anticipates that fiscal 1998 capital expenditures will consist of approximately $15.1 million for improvements to its existing equipment and expanding capital additions. Acquisitions of additional assets and businesses are expected to continue to be an important part of the Company's strategy for growth. The Company would, under certain circumstances, need to obtain additional financing to fund such acquisitions. If the Company is unable to locate suitable acquisitions or to obtain financing on acceptable terms, the Company's growth will be adversely affected. While the Company believes it will be able to negotiate favorable acquisitions and financing, there can be no assurance that this will be the case.

    In regards to acquisitions, in January 1998, the Company acquired the assets of a well servicing company in Louisiana which included six workover rigs. The aggregate purchase price was $12.8 million.

    Credit Facilities and Long-term Debt. The Company has available a bank line of credit to finance temporary working capital requirements and to support the issuance of letters of credit. The maximum availability is the lesser of (i) $50.0 million or (ii) a calculated amount based on a percentage of accounts receivable meeting a certain criteria. This line of credit is secured by a first lien security interest on the Company's accounts receivable. Borrowings under this line of credit mature on February 20, 1999. The Company had not drawn against the Working Line as of December 31, 1997, but has used the line to secure letters of credit totaling $0.6 million related to its worker's compensation insurance program.

Inflation

    Inflation has not had a significant impact on the Company's operations to date.

                           PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         See note 3 herein to the Notes to the Unaudited Consolidated Financial Statements.

ITEM 2.  CHANGES IN SECURITIES

         Not applicable.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         Not applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         No matters have been submitted to a vote of security holders during the quarter ended December 31, 1997.

ITEM 5.  OTHER INFORMATION

         Not applicable.

ITEM 6.  EXHIBITS

        a.  11.1- Earnings per share computations.

        b.  Reports on Form 8-K

               The Company has not filed any reports on Form 8-K for the quarter ended December 31, 1997.

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

                                                DAWSON PRODUCTION SERVICES, INC.

                                                By: /s/ P. MARK STARK
                                                        P. Mark Stark
                                                    Chief Financial Officer

                                                Date:   February 13, 1997