Form 10-K
period 1998-03-31
DAWSON PRODUCTION SERVICES INC
filed 1998-06-24
CIK 1005970

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D. C. 20549

                            -------------------------

                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

                    FOR THE FISCAL YEAR ENDED MARCH 31, 1998

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

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

                              (TITLE OF EACH CLASS)
                     COMMON STOCK, PAR VALUE $0.01 PER SHARE
                          COMMON STOCK PURCHASE RIGHTS

      INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH FILING REQUIREMENTS FOR THE PAST 90 DAYS.

                              YES [X]  OR  NO [ ]

      INDICATE BY CHECK MARK IF DISCLOSURE OF DELINQUENT FILERS PURSUANT TO ITEM 405 OF REGULATION S-K IS NOT CONTAINED HEREIN, AND WILL NOT BE CONTAINED, TO THE BEST OF REGISTRANT'S KNOWLEDGE, IN DEFINITIVE PROXY OR INFORMATION STATEMENTS INCORPORATED BY REFERENCE IN PART III OF THIS FORM 10-K OR ANY AMENDMENTS TO THIS FORM 10-K. [ ]

      THE AGGREGATE MARKET VALUE OF THE VOTING STOCK HELD BY NON-AFFILIATES OF THE REGISTRANT AT JUNE 17, 1998, BASED ON THE CLOSING PRICE ON THE NASDAQ NATIONAL MARKET SYSTEM ON SUCH DATE, WAS $124,632,985.

      THE NUMBER OF SHARES OF THE REGISTRANT'S COMMON STOCK OUTSTANDING ON JUNE 17, 1998, WAS 11,202,965.

      DOCUMENTS INCORPORATED BY REFERENCE: PORTIONS OF THE COMPANY'S DEFINITIVE PROXY STATEMENT FOR THE ANNUAL MEETING OF SHAREHOLDERS TO BE HELD ON OR ABOUT SEPTEMBER 30, 1998, ARE INCORPORATED BY REFERENCE INTO PART III OF THIS REPORT.

                     DOCUMENTS INCORPORATED BY REFERENCE

      THE INFORMATION REQUIRED BY PART III OF THIS ANNUAL REPORT ON FORM 10-K IS INCORPORATED BY REFERENCE FROM THE REGISTRANT'S DEFINITIVE PROXY STATEMENT FOR THE REGISTRANT'S 1998 ANNUAL MEETING OF SHAREHOLDERS.

ITEM 10     DIRECTORS AND EXECUTIVE             INCORPORATED BY REFERENCE FROM
            OFFICERS OF THE REGISTRANT          "NOMINEES FOR ELECTION OF
                                                DIRECTORS" OF THE COMPANY'S
                                                DEFINITIVE PROXY STATEMENT TO BE
                                                FILED PURSUANT TO REGULATION 14A
                                                OF THE SECURITIES EXCHANGE ACT
                                                OF 1934, AS AMENDED (THE
                                                "EXCHANGE ACT"), FOR THE
                                                COMPANY'S 1998 ANNUAL MEETING OF
                                                SHAREHOLDERS.

ITEM 11     EXECUTIVE COMPENSATION              INCORPORATED BY REFERENCE FROM
                                                "EXECUTIVE COMPENSATION" OF THE
                                                COMPANY'S DEFINITIVE PROXY
                                                STATEMENT TO BE FILED PURSUANT
                                                TO REGULATION 14A OF THE
                                                EXCHANGE ACT FOR THE COMPANY'S
                                                1998 ANNUAL MEETING OF
                                                SHAREHOLDERS.

ITEM 12      SECURITY OWNERSHIP OF              INCORPORATED BY REFERENCE FROM
             CERTAIN BENEFICIAL OWNERS          "SECURITY OWNERSHIP OF CERTAIN
             AND MANAGEMENT                     BENEFICIAL OWNERS AND
                                                MANAGEMENT" OF THE COMPANY'S
                                                DEFINITIVE PROXY STATEMENT TO BE
                                                FILED PURSUANT TO REGULATION 14A
                                                OF THE EXCHANGE ACT FOR THE
                                                COMPANY'S 1998 ANNUAL MEETING OF
                                                SHAREHOLDERS.

ITEM 13      CERTAIN RELATIONSHIPS AND          INCORPORATED BY REFERENCE FROM
             RELATED TRANSACTIONS               "CERTAIN RELATIONSHIPS AND
                                                RELATED TRANSACTIONS" OF THE
                                                COMPANY'S DEFINITIVE PROXY
                                                STATEMENT TO BE FILED PURSUANT
                                                TO REGULATION 14A OF THE
                                                EXCHANGE ACT FOR THE COMPANY'S
                                                1998 ANNUAL MEETING OF
                                                SHAREHOLDERS.

                       DAWSON PRODUCTION SERVICES, INC.
                          YEAR ENDED MARCH 31, 1998

                              INDEX TO FORM 10-K

ITEM                                                                        PAGE
 NO.                                                                         NO.

RISK FACTORS..................................................................01
PART I .......................................................................07
      ITEM 1. BUSINESS .......................................................07
      ITEM 2. PROPERTIES .....................................................19
      ITEM 3. LEGAL PROCEEDINGS ..............................................19
      ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS ............20

PART II.......................................................................21
      ITEM 5. MARKET FOR  REGISTRANT'S  COMMON EQUITY AND RELATED  SHAREHOLDER
              MATTERS.........................................................21
      ITEM 6. SELECTED FINANCIAL DATA ........................................22
      ITEM 7. MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  OF  FINANCIAL
              CONDITION AND RESULTS OF OPERATIONS ............................24
      ITEM 7.A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK....30
      ITEM 8. CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA .......31
      ITEM 9. CHANGES IN AND  DISAGREEMENTS  WITH  ACCOUNTANTS  ON
              ACCOUNTING AND FINANCIAL DISCLOSURE ............................52

PART III .....................................................................52
      ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.............52
      ITEM 11. EXECUTIVE COMPENSATION.........................................52
      ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.52
      ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.................53

PART IV.......................................................................53
      ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM
               8-K............................................................53

SIGNATURES....................................................................57

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

   CAPITALIZED TERMS USED IN RISK FACTORS ARE DEFINED LATER IN THIS REPORT.

INCURRENCE OF SUBSTANTIAL INDEBTEDNESS

   At March 31, 1998, the Company had approximately $149.0 million in total indebtedness. The Company historically has operated at substantially lower levels of debt. The Company's level of indebtedness has several important effects on its future operations, including, without limitation, (i) a substantial portion of the Company's cash flow from operations must be dedicated to the payment of interest on its indebtedness, (ii) the Company's leveraged position substantially increases its vulnerability to adverse changes in general economic and industry conditions, as well as to competitive pressure, and (iii) the Company's ability to obtain additional financing for working capital, capital expenditures, acquisitions, general corporate and other purposes may be limited. The Company's ability to meet its debt service obligations and to reduce its total indebtedness will be dependent upon the Company's future performance, which will be subject to general economic conditions, industry cycles and financial, business and other factors affecting the operations of the Company, many of which are beyond its control. There can be no assurance that the Company's business will continue to generate cash flow at or above current levels. If the Company is unable to generate sufficient cash flow from operations in the future to service its debt, it may be required, among other things, to seek additional financing in the debt or equity markets, to refinance or restructure all or a portion of its indebtedness, including the Senior Notes, or to sell selected assets or reduce or delay planned capital expenditures. There can be no assurance that any such measures would be sufficient to enable the Company to service its debt or that any such financing, refinancing or sale of assets would be available on economically favorable terms. See "Business - Senior Notes; Subsidiary Guarantees."

DEPENDENCE ON VOLATILE OIL AND GAS INDUSTRY; CURRENT INDUSTRY CONDITIONS

   Demand for the Company's services depends substantially upon the level of activity in the oil and gas industry, which in turn depends in part on oil and gas prices, expectations about future prices, the cost of exploring for, producing and delivering oil and gas, the discovery rate of new oil and gas reserves in land areas, the level of drilling and workover activity, domestic and international political, military, regulatory and economic conditions and the ability of the oil and gas companies to raise capital. Prices for oil and gas historically have been extremely volatile and have reacted to changes in the supply and demand for oil and natural gas, domestic and worldwide economic conditions and political instability in oil producing countries. Currently, oil prices are down and natural gas prices are stable, while both oil and gas inventories are on the rise. Additionally, energy demand from Asian countries is on the decline. Given these fundamental factors, it is extremely difficult to predict or forecast customer demand for the Company's services. Prices for oil and natural gas are expected to continue to be volatile and effect the demand for and pricing of the Company's services. Continued depressed prices of oil, or material decline in natural gas prices or activities could materially adversely affect the demand for the Company's services and the Company's results of operations. Industry conditions will continue to be influenced by numerous factors over which the Company has no control. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Business - Customers."

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

ACQUISITION RISKS

   The Company completed several small acquisitions in the fiscal year 1998. No assurance can be given that the Company will be successful in managing and incorporating the businesses and assets acquired into its existing operations or that such activities will not require a disproportionate amount of management's attention. The Company's failure to incorporate the acquired businesses and assets into its existing operations successfully, or the occurrence of unexpected costs or liabilities in the acquired businesses, could have a material adverse effect on the Company. See "Business - General; - Business Strategy."

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

   In this regard, the Resource Conservation and Recovery Act ("RCRA"), the principal federal statute governing the disposal of solid and hazardous wastes, includes a statutory exemption that allows oil and gas exploration and production wastes to be classified as non-hazardous waste. A similar exemption is contained in many of the state counterparts to RCRA, including the state statutes in Texas, New Mexico, and Louisiana; however, there is no such exemption in the California statutes. If oil and gas exploration and production wastes were required to be managed and disposed of as hazardous waste, either as a result of changes in RCRA or the imposition of more stringent state regulations, domestic oil and gas producers, including many of the Company's customers, could be required to incur substantial obligations with respect to such waste. Because of the potential impact on the Company's customers, any regulatory changes that impose additional restrictions or requirements on the disposal of oil and gas wastes could adversely affect demand for the Company's services. See "Business Environmental Regulation."

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

DEPENDENCE ON MAJOR CUSTOMERS

   During the fiscal year ended March 31, 1998, the Company derived approximately 11.2% of its revenues from its largest customer. The loss of this customer could have a material adverse effect on the Company's financial condition and results of operations. See "Business -- Customers."

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

SUBSTANTIAL AMOUNT OF SECURITIES SUBJECT TO REGISTRATION RIGHTS

   The Company is a party to a registration rights agreement entered into in 1995 pursuant to which certain shareholders, who at that time beneficially owned approximately 2.4 million shares of Common Stock, were entitled to registration of such shares under the Securities Act of 1933. Pursuant to the requirements of that registration rights agreement, in September 1997, the Company filed a shelf registration statement on Form S-3 pursuant to which it registered 707,631 shares of Common Stock at a price per share of $18.69. The Company is required to keep the shelf registration statement effective for a period of 36 months. In addition, the Company is a party to three additional registration rights agreements entered into in connection with recent acquisitions that require it to register an aggregate of approximately 68,067 shares of the Company's issued and outstanding Common Stock. The Company anticipates filing a registration statement registering these shares in the immediate future. Sales of substantial amounts of the Common Stock in the public market pursuant to any such registration statement or otherwise could adversely affect prevailing market prices and the ability of the Company to raise equity capital in the future.

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

   In addition, on September 11, 1997, the Company adopted a Shareholder Rights Plan (the "Rights Plan") that is designed to deter unfair takeover tactics. On that date, the Board of Directors of the Company declared a dividend distribution of one Right for each outstanding share of Common Stock to shareholders of record at the close of business on September 22, 1997. Each Right entitles the registered holder to purchase from the Company one-tenth of one share of Common Stock of the Company, at a purchase price of $85 per share of Common Stock, subject to adjustment. The description and terms of the Rights are set forth in a Rights Agreement between the Company and Harris Trust Company of New York, as Rights Agent. The Rights have certain anti-takeover effects and will cause substantial dilution to a person or group that attempts to acquire the Company without conditioning the offer on a substantial number of Rights being acquired.

                                    PART I

ITEM 1.     BUSINESS

GENERAL

   Dawson Production Services, Inc. (the "Company" or "Dawson") is a leading provider of a broad range of workover, liquid and production services used in the production of oil and gas. The Company's services are utilized by major oil and gas companies as well as independent producers to optimize performance of oil and gas wells. Dawson is currently the third largest provider of land based workover rigs in the United States.

   The Company commenced operations in 1951. In 1982, under the direction of the current president, the Company initiated a strategy to expand and diversify the Company's workover rig services. At that time, the Company owned four workover rigs that were operated out of a single yard. In November 1994, the Company broadened the array of services that it provides by acquiring the liquid services and production services businesses of Well Solutions, Inc. (the "Well Solutions Acquisition") and expanded such business in July 1996 with the acquisition of Taylor Companies, Inc. (the "Taylor Acquisition") and in January 1997 with the acquisition of Mobley Company, Inc. (the "Mobley Acquisition"). In February 1997, the Company continued the growth by acquiring the stock of Pride Land Operations L.P. (the "Pride Acquisition"). The Taylor, Mobley and Pride Acquisitions (the "1997 Acquisitions") established the Company as one of the largest providers of services in the oil industry. In December 1997, the Company acquired Bobby's Hot Oil Service, Inc., Tubing Testers Corp. and Alamo Tubing Testers Corp. (collectively, the "Bobby's Acquisition"), and in January 1998, the Company acquired PetroStar Corporation of Louisiana (the "PetroStar Acquisition"). The Bobby's, PetroStar and other small acquisitions during fiscal year 1998 (the "1998 Acquisitions") continued the Company's growth with the addition of 26 workover rigs and other equipment. In addition, the Company expanded its services to include hot oil trucks. The Company believes that it generally has been successful in acquiring businesses and assets and subsequently reducing overhead, enhancing internal controls, improving marketing and related operations through management incentives and improving the utilization of its assets by redeploying equipment.

   As a result of its acquisitions and certain corporate restructuring, the Company currently has several direct and indirect subsidiaries through which it conducts a significant portion of its operations. All of the assets are held in Dawson Production Partners, L.P., a Delaware limited partnership (the "Partnership"). All of the general and limited partnership interests in the Partnership are owned by three wholly owned corporate subsidiaries of Dawson Production Services; Dawson Production Management, Inc., a Delaware corporation, owns a 1.4% general partnership interest in the Partnership; Dawson Production Taylor, Inc., a Delaware corporation, owns a 8.85% limited partnership interest in the Partnership; and Dawson Production Acquisition Corp., a Delaware corporation owns the remaining 89.75% limited partnership interest in the Partnership. Dawson has the following additional wholly-owned subsidiaries:
Dawson Production Services de Mexico, S.A. de C.V., and Ubicadora de Tecnicos S.A. de C.V., both of which are companies organized under the laws of Mexico.

BUSINESS STRATEGY

   The Company's strategy emphasizes diversification and expansion through acquisitions and internal growth. In recent years, there has been significant industry consolidation activity in the Company's principal businesses. The Company has been an active participant in this industry consolidation and plans to continue to pursue strategic acquisitions of businesses and assets that enhance or expand its market presence or complement its existing businesses. The Company has expanded the range of services offered at its locations and continues to increase its presence, through redeployment of underutilized assets, within the geographic regions in which the Company operates. The Company believes that its ability to offer a wide range of services over a large operating base will provide it with a competitive advantage by allowing its customers to consolidate their procurement of workover, liquid and production services by utilizing fewer vendors. The Company believes that this consolidation may allow customers to lower their costs by streamlining production decisions and increasing operational efficiencies. The Company also believes that its strategy will allow it to take advantage of cross-marketing opportunities for its services and to appeal to a broader customer base by enhancing its position as a one-stop source for workover, liquid and production services.

   The Company believes that the high quality of its equipment, employees and services combined with its favorable safety record enable it to maintain its position as a leader in its principal markets. In that regard, the Company has committed substantial capital to an ongoing workover rig refurbishment program to maintain the Company's equipment in good working condition. The Company has invested, and plans to continue to invest, in quality management and safety programs. The Company believes that many smaller competitors have not undertaken comparable maintenance or training programs and do not have the financial resources to enable them to do so. The Company believes that a number of its customers place significant importance on their contractors' safety records and quality management systems in their screening and selection processes, and that such factors will gain further importance in the future.

OVERVIEW OF SERVICES

WORKOVER RIG SERVICES

   The Company provides workover rig services to oil and gas exploration and production companies through the use of mobile well servicing workover rigs together with crews of three to four workers. Additional equipment such as pumps, tanks, blowout preventers and power swivels are provided by the Company as may be required for a particular job. The Company also provides trucking services for moving large equipment to and from the job sites of its customers. The Company charges its customers an hourly rate for its workover rig services, which varies based on a number of considerations including market conditions in each region, the type of rig, the amount of ancillary equipment required and the necessary personnel. The Company gives its yard managers considerable flexibility to negotiate with customers and, through compensation arrangements, seeks to provide incentives to its managers to maximize both revenues and profitability. For the fiscal year ended March 31, 1998, workover rig services contributed approximately 71% of the Company's revenues.

   The Company operates 517 land workover rigs, two barge-mounted workover rigs and ancillary equipment from yards in Texas, Louisiana, California and New Mexico. The Company's land workover rigs are mobile units that generally operate within a radius of approximately 75 to 100 miles from their respective bases. Swab rigs are used for swabbing or cleaning wells at depths of up to approximately 16,000 feet. Pole rigs are used for swabbing and rod and tubing workovers and repairs on wells at depths of up to approximately 4,000 feet. Rigs having between 150 and 250 horsepower are used for services on wells to maximum depths of between 4,000 and 6,000 feet and work primarily on rod and tubing workovers and repairs. Rigs having between 251 and 350 horsepower are used for services on wells to maximum depths of between 10,000 and 12,000 feet and also work primarily on rod and tubing workovers and repairs. Rigs having between 351 and 550 horsepower are used for deeper workovers and more complicated procedures such as deepening of existing well bores, recompletions and complicated fishing operations. These rigs operate at maximum depths of between 16,000 and 18,000 feet. Rigs having between 551 and 750 horsepower are used in wells with maximum depths of approximately 20,000 feet. Rigs having between 751 and 1,000 horsepower are generally used for horizontal drilling or recompletion jobs and deep workovers at depths of up to approximately 25,000 feet. These rigs are almost always operated for continuous 24-hour periods as contrasted to the Company's other rigs that typically operate during daylight hours only.

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

   Set forth below is certain information pertaining to the Company's land-based workover rigs.

                                                                   MARCH 31,
                                                              ------------------
 DESCRIPTION                                                   1997        1998
                                                              ------      ------
Swab ...................................................          19          19
Pole ...................................................           1           5
150-250 hp .............................................          71          74
251-350 hp .............................................         285         288
351-550 hp .............................................         108         113
551-750 hp .............................................           7          10
751-1,000 hp ...........................................           5           8
                                                              ------      ------
                                                                 496         517

   Workover rig services are categorized by the type of job performed: completion, maintenance, workover, and plugging and abandonment and other workover.

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

   OTHER WORKOVER SERVICES. Other workover services include the use of hot oil trucks, hyperclean units, coil tubing units and other non-rig equipment. This equipment is used for various types of projects including hot oiling flow lines and casings, heating water for frac jobs and a variety of well cleaning services.

LIQUID SERVICES

   The Company provides liquid services, which are comprised of vacuum truck services, frac tank rentals and salt water injection services. The Company uses its vacuum trucks, frac tanks and salt water injection wells to provide an integrated mix of liquid services to well site customers. For the fiscal year ended March 31, 1998, liquid services contributed approximately 21% of the Company's revenues.

   VACUUM TRUCK SERVICES. The Company owns and operates 192 vacuum trucks. A vacuum truck is a tractor trailer with a fluid hauling capacity of 130 barrels. A large vacuum pump mounted on each truck extracts fluids from pits, tanks and other storage facilities. The vacuum trucks also are used for the following purposes: to transport water to fill frac tanks on well locations, including frac tanks provided by the Company and by others; to transport produced salt water to injection wells, including injection wells owned and operated by the Company; and to transport brine and other drilling fluids to and from well locations. In conjunction with the rental of its frac tanks, the Company generally uses its vacuum trucks to transport water for use in fracturing operations. Following completion of fracturing operations, the Company's vacuum trucks are used to transport salt water produced as a result of the fracturing operations from the well site to injection wells. Vacuum truck services are generally provided to oilfield operators within a 30-mile radius of the Company's nearest yard.

   FRAC TANK RENTALS. The Company owns 698 frac tanks located primarily at the Company's yards in Bryan, Carthage, Giddings and Kilgore, Texas. Each frac tank can store up to 500 barrels of fluid and is used by oilfield operators to store various fluids at the well site, including water, drilling mud, acid and brine. The Company transports frac tanks on its trucks to well locations which are usually within a 30-mile radius of the Company's nearest yard. Frac tanks are used during all phases of the life of a producing well. The Company generally rents frac tanks at daily rates for a minimum of four days. A typical fracturing operation, absent complications, can be completed within four days using 20 to 100 frac tanks.

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

PRODUCTION SERVICES

   The Company provides production services, which are comprised of production testing services, slickline wireline services, fishing and rental tool services and pipe testing. For the fiscal year ended March 31, 1998, production services contributed approximately 8% of the Company's revenues.

   PRODUCTION TESTING SERVICES. The Company owns 21 gas production testing units that are used to provide services to oil and gas wells located onshore and in inland waters. The Company performs production testing services for oil and gas producers primarily along the Texas Gulf Coast.

   The Company's equipment includes several trailer-mounted manifolds, separators, heater treaters, sand separators, light generators and slickline wireline units. Manifolds are used to reduce the flowing pressure of the well stream to a rate that will easily flow through the production testing equipment. After the appropriate well stream rate is achieved, a separator is used to divide the well stream into its respective components -- oil, gas and water. For gas wells, a heater is used to prevent the gas from freezing during flowbacks. Slickline wireline equipment generally is used to lower measurement equipment into a well for several days to retrieve data to determine the characteristics of the reservoir.

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

   SLICKLINE WIRELINE SERVICES. The Company owns seven slickline wireline units. The mechanical downhole wireline or "slickline" services are used to simplify completion operations and in connection with regular maintenance on producing wells. In some cases, slickline wireline services may be used instead of workover rigs to provide workover services. By using slickline wireline services, workover services can be performed under 15,000 psi of pressure without shutting-in the well. The Company also provides slickline wireline consulting services where unusual conditions exist.

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

   PIPE TESTING. The Company operates 18 pipe testing units along the Texas Gulf Coast and Panhandle. The Company's testing equipment is used during completion and recompletion operations for leak detection in the internal pipe systems of oil and gas wells.

COMPETITION

   The workover rig and production services industry is highly competitive and fragmented and includes several large companies and a number of small companies capable of competing effectively on a local basis. As a result of the Pride Acquisition, the Company is the third largest provider of workover rigs in the United States behind Key Energy Group, Inc. ("Key") and Pool Energy Services Co. ("Pool"). Pool and Key are the largest companies that currently compete with the Company in providing workover rig and liquid services in the domestic well servicing markets. Pool and Key operate in multiple geographic regions and have more domestic workover rigs than the Company. In addition to these large companies, the Company has numerous regional competitors for each of the services it provides. The Company believes that it is competitive in terms of pricing, performance, equipment, safety, availability of equipment to meet customer needs and availability of experienced, skilled personnel in those areas in which it operates.

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

CUSTOMERS

   The Company has approximately 2,200 active customers. The Company's largest customer, Union Pacific Resources Company ("UPRC"), accounted for approximately 11.2% of the Company's revenues for the fiscal year ended March 31, 1998. The Company is required to maintain established levels of insurance and to indemnify UPRC against all losses arising in whole or in part from the Company's negligence, whether or not UPRC and its agents were contributorily negligent. While the Company believes that its relationship with UPRC is good, the loss of UPRC, or a significant reduction in business done with the Company by UPRC, if not offset by sales to new or existing customers, could have a material adverse effect on the Company's business, results of operations and prospects. No other customer accounted for more than 10% of the Company's revenues during the fiscal year ended March 31, 1998.

EMPLOYEES

   As of May 5, 1998, the Company employed approximately 3,074 people, of whom approximately 2,554 were employed on an hourly basis. The Company's future success will depend partially on its ability to attract, retain and motivate qualified personnel. The Company is not a party to any collective bargaining agreements and has not experienced any strikes or work stoppages. The Company considers its relations with employees to be generally satisfactory.

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

   In addition to insurance, the Company conducts training programs designed to promote the safe operation of all equipment and to minimize accidents occurring on job sites. The Company gives its managers and other employees incentives, through compensation arrangements, to take all reasonable steps possible to promote safety. The Company monitors safety closely and has carefully designed safety programs to reduce costs associated with accidents. However, there can be no assurance that the Company's insurance or safety programs will be adequate to protect against liability for accidents occurring on the job site or affecting the Company's equipment.

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

   Cleanup costs associated with environmental claims or capital expenditures or increased operating costs associated with changes in environmental laws and regulations could be substantial and could have a material adverse effect on the Company's financial condition and results of operations. However, the cost of environmental compliance has not had any material adverse effect on the Company's operations, financial condition or competitive position in the past, and management is not currently aware of any situation or condition that it believes is likely to have any such material adverse effect or require any material capital expenditure in the foreseeable future. In addition to management personnel who are responsible for monitoring environmental compliance and arranging for remedial actions as required, the Company also employs from time to time outside experts to advise and assist the Company's environmental compliance efforts.

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

   In this regard, RCRA, the principal federal statute governing the disposal of solid and hazardous wastes, includes a statutory exemption that allows oil and gas exploration and production wastes to be classified as nonhazardous waste. A similar exemption is contained in many of the state counterparts to RCRA, including the state statutes in Texas, New Mexico and Louisiana; however, there is no such exemption in the California statutes. If oil and gas exploration and production wastes were required to be managed and disposed of as hazardous waste, either as a result of changes in RCRA or the imposition of more stringent state regulations, the Company could be required to make significant unanticipated capital and operating expenditures or to cease or curtail certain operations. Further, if such wastes were required to be managed and disposed of as hazardous waste, domestic oil and gas producers, including many of the Company's customers, could be required to incur substantial obligations with respect to such waste. Because of the potential impact on the Company's customers, any regulatory changes that impose additional restrictions or requirements on the disposal of oil and gas wastes could adversely affect demand for the Company's services.

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

   The Notes are effectively subordinated in right of payment to all existing and future senior Indebtedness of the Company, which includes any draws made under the Credit Facility. As of March 31, 1998, the Company's Credit Facility consisted of a $50.0 million working capital line of credit which, if borrowed, would be included as senior Indebtedness. The Indenture also permits the Company to have an acquisition line of credit of up to $10.0 million. See "Management's Discussion and Analysis - Liquidity and Capital Resources." Thus, the Notes and the Subsidiary Guarantees are effectively subordinated to claims of the lenders under the Credit Facility to the extent of such pledged collateral. At March 31, 1998, the Notes and the Subsidiary Guarantees were not subordinated to any secured Indebtedness (excluding letters of credit) of the Company or the Subsidiary Guarantors.

   During fiscal 1998, the Company completed a reorganization of its corporate structure whereby all operating assets were transferred into the Company's subsidiaries. As of March 31, 1998, the parent Company is principally a holding company for its investments in subsidiaries and has no independent operations. All of the significant direct and indirect subsidiaries of the Company are jointly and individually liable for the indebtedness of the parent; therefore, separate financial statements of the guarantor subsidiaries have been omitted.

ITEM 2.     PROPERTIES

PROPERTIES

   The Company's physical property consists primarily of well servicing rigs and ancillary equipment, including 517 land workover rigs and two barge-mounted workover rigs located in yards in Texas, Louisiana, California and New Mexico. The Company also owns and operates production service equipment, including 192 vacuum trucks, 698 frac tanks, 21 gas production testing units, seven slickline wireline units, 18 pipe testing units and related equipment. In addition, the Company operates 1,238 vehicles, 1,062 of which it owns and 176 of which it leases.

   The principal office of the Company is located in approximately 16,400 square feet of leased office space in San Antonio, Texas. The Company now operates 37 yards, 24 of which it owns and 13 of which it leases. Of the Company's 37 yards, 30 yards are located in Texas, 2 yards are located in Louisiana, 2 yards are located in New Mexico, and 3 yards are located in California. The Company also operates 21 injection wells in Texas and 1 in Arkansas, 6 of which it owns and 16 of which it leases. The Company believes that its leased and owned properties, none of which individually is material to the Company, are adequate for its current needs.

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

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

   No matters were submitted, during the fourth quarter of the Company's fiscal year ended March 31, 1998, to a vote of its shareholders.

                                   PART II

ITEM 5.     MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER
            MATTERS

   The Company's Common Stock commenced trading on the Nasdaq National Market on March 20, 1996 under the symbol "DPSI." The following table sets forth the high and low bid information per share of the Common Stock as reported by the Nasdaq National Market for the periods indicated.

    FISCAL 1997                                                 HIGH       LOW
                                                              --------  --------
        First Quarter (April 1 - June 30, 1996) ............  $14 1/2   $10 3/4
        Second Quarter (July 1 - September 30, 1996) .......  $14       $ 9 3/4
        Third Quarter (October 1 - December 31, 1996) ......  $16 1/4   $11 1/2
        Fourth Quarter (January 1 - March 31, 1997) ........  $16 1/2   $11 3/16

    FISCAL 1998                                                 HIGH       LOW
                                                              --------  --------
        First Quarter (April 1 - June 30, 1997) ............  $14 1/2   $ 9 5/8
        Second Quarter (July 1 - September 30, 1997) .......  $24 1/2   $12 7/8
        Third Quarter (October 1 - December 31, 1997) ......  $30 1/4   $14 3/4
        Fourth Quarter (January 1 - March 31, 1998) ........  $18 3/8   $10 1/2

   On March 31, 1998, the last reported sale price of the Common Stock on the Nasdaq National Market was $12 5/8 per share. At June 17, 1998, the Company had approximately 1,993 shareholders of record of the Common Stock. The Company believes that there are in excess of 2,500 beneficial owners of the Common Stock.

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

   During the period covered by this report, the Company sold the following unregistered securities. On or about April 1, 1997, the Company granted options to acquire 30,100 shares of its Common Stock at an exercise price of $12.25 per share to seven non-employee directors. These options expire on April 1, 2007. On or about July 30, 1997, the Company granted options to acquire 86,476 shares of its Common Stock at an exercise price of $17.25 per share to 11 employees. These options expire on July 30, 2007. All of the above grants of options were exempt from registration pursuant to Section 4(2) of the Securities Act of 1933.

   In addition, the Company issued the following restricted shares of its Common Stock in connection with the exercise of options. On or about September 23, 1997, the Company issued 660 shares to an employee for $11.375 per share. On or about December 1, 1997, the Company issued 600 shares to an employee for $11.375 per share. On or about January 16, 1998, the Company issued 600 shares to a former employee for $11.375 per share. All such issuances were made in connection with the exercise of employee or director options and were exempt from registration pursuant to Section 4(2) of the Securities Act of 1933.

   Finally, the Company issued the following shares of its restricted stock to certain third parties as part of the purchase price for the acquisition of all of the stock or of substantially all of the assets of certain businesses. In connection with the purchase of all of the issued and outstanding shares of Alamo Tubing Testers Corp., a Texas corporation, on or about December 23, 1997, the Company issued an aggregate of 26,733 shares to two individual sellers as partial consideration valued at $.5 million. In connection with the purchase of substantially all of the assets of Security Well Service, Inc. and Security Well Service, a Texas general partnership, on or about January 2, 1998, the Company issued a aggregate of 21,071 to the general partnership and the corporation in partial consideration valued at $.4 million. These issuances were exempt from registration pursuant to Section 4(2) of the Securities Act of 1933.

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

                                               AT OR FOR YEARS ENDED MARCH 31,
                                    ------------------------------------------------------
                                      1994       1995       1996        1997        1998
                                    --------   --------   --------   ---------   ---------
                                      (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
 INCOME STATEMENT DATA:

 Revenues ........................  $ 27,942   $ 36,005   $ 52,391   $  92,628   $ 226,162
 Costs and expenses:
      Operating ..................    19,937     24,241     34,745      61,722     157,452
      General and administrative .     3,854      5,574      8,680      13,026      24,086
      Depreciation and
        amortization .............     1,707      2,608      4,396       7,844      20,621
                                    --------   --------   --------   ---------   ---------
 Operating income ................     2,444      3,582      4,570      10,036      24,003
 Interest expense ................       282        789      1,848       2,313      13,693
 Interest income .................       (46)      (131)      (169)       (833)     (1,848)
 Other expense (income), net .....       (15)        90       (128)        136         (18)
 Minority interest in
 consolidated subsidiary .........       902      1,092        937        --          --
                                    --------   --------   --------   ---------   ---------
 Income before income taxes and
    extraordinary item ...........     1,321      1,742      2,082       8,420      12,176
 Provision for income taxes ......       525        681        709       3,343       4,498
                                    --------   --------   --------   ---------   ---------
 Income before extraordinary item        796      1,061      1,373       5,077       7,678
 Extraordinary item (1) ..........       (92)      --         (514)       --          --
                                    --------   --------   --------   ---------   ---------
 Net Income ......................       704      1,061        859       5,077       7,678
 Preferred stock dividends .......       101        101         88        --          --
                                    --------   --------   --------   ---------   ---------
 Net income applicable to Common
 Stock ...........................  $    603   $    960   $    771   $   5,077   $   7,678
                                    ========   ========   ========   =========   =========

 Basic earnings per share ........  $   0.47   $   0.69   $   0.52   $    0.72   $    0.69
 Diluted earnings per share ......  $   0.42   $   0.58   $   0.49   $    0.71   $    0.68
 Average number of shares
 outstanding-
    basic ........................     1,272      1,400      2,472       7,055      11,130
 Average number of shares
 outstanding-
    diluted ......................     1,726      1,936      2,796       7,190      11,367

 BALANCE SHEET DATA
 Cash and cash equivalents .......  $  2,172   $  2,797   $ 13,863   $  42,330   $  24,964
 Net property and equipment ......     8,978     25,321     29,115     145,641     164,846
 Total assets ....................    16,714     40,525     56,368     273,736     290,353
 Long-term debt and other
 obligations, net of current
 portion .........................     1,623     15,989      3,695     143,306     147,203
 Total shareholders' equity ......     6,720     10,098     45,695     106,219     113,499

 OTHER FINANCIAL DATA:
 Ratio of earnings to fixed
 charges (2) .....................      5.0x       3.1x       2.1x        4.4x        1.8x
 EBITDA (3) ......................  $  4,151   $  6,190   $  8,966   $  17,880   $  44,624
 Ratio of EBITDA to interest
 expense .........................     14.7x       7.9x       4.9x        7.7x        3.3x

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

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

   The following Management's Discussion and Analysis of Financial Condition and Results of Operations contains forward looking statements which involve risks and uncertainties. The Company's actual results could differ materially from those anticipated in these forward looking statements. In addition, the Management's Discussion and Analysis should be read in conjunction with, and is qualified in its entirety by reference to, the financial statements of the Company and the notes thereto included elsewhere in this Annual Report. This discussion and analysis of operations compares the three fiscal years ended March 31, 1996, 1997 and 1998.

GENERAL

   The Company's operations have been significantly impacted by the Pride Acquisition, and as a result, the Company is the third largest provider of workover rigs in the United States. The Company seeks to expand its liquid and production services into land-based well servicing markets through integration and acquisitions. During the year, the Company has succeeded in this goal through the 1998 Acquisitions. Additionally, on April 1, 1998, the Company acquired the assets of Bill's Fluid Service, Inc., for approximately $2.2 million, which expanded liquid services into the panhandle region of Texas. The Company does not have any other current understanding, arrangement or agreement to acquire other businesses or assets. There can be no assurance that attractive acquisitions will be available to the Company at prices it believes to be reasonable or that any acquisition achieved will ultimately prove to be a successful undertaking by the Company. Consistent with its strategy, the Company intends to continue to pursue acquisitions of businesses and assets as attractive opportunities become available.

   The Company has experienced revenue increases due to acquisitions and internal growth. The Company derives its revenues from workover rig services, liquid services and production services. Workover rig services are billed at hourly rates that are generally determined by the type of equipment required, market conditions in the region in which the rig operates, the ancillary equipment provided on the rig and the necessary personnel. The Company charges its customers for liquid services either on an hourly basis or on a per barrel basis depending on the services offered, while production services are primarily billed on an hourly basis. The base rates for the Company's services have generally been stable over the past three years.

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

   The Company's operating costs are comprised primarily of labor and maintenance costs. Labor costs generally are variable and are incurred only while a workover rig is operating or liquid services or production services are being provided; however, the Company employs rig personnel to perform maintenance and other services who are paid even when rigs are not operating. The Company's administrative staff at the yard level and in the corporate office are accounted for as general and administrative expense. Insurance costs generally are fixed costs and relate to the number of employees, active rigs, trucks and other equipment in the Company's fleet.

RESULTS OF OPERATIONS

YEAR ENDED MARCH 31, 1998 COMPARED TO THE YEAR ENDED MARCH 31, 1997

   REVENUES. Revenues for the year ended March 31, 1998 were $226.2 million, an increase of 144% from $92.6 million for the year ended March 31, 1997. The increase in revenue is primarily attributed to the 1997 and 1998 Acquisitions.

   OPERATING COSTS. Operating costs for the year ended March 31, 1998 were $157.5 million, an increase of 155% from $61.7 million for the year ended March 31, 1997. This increase was due primarily to the 1997 Acquisitions. Operating costs as a percentage of revenues increased to 70% for the year ended March 31, 1998 compared to 67% for the prior year. This increase is attributed to the change in service mix to more workover services from 1997 and 1998. Management believes operating costs as a percentage of revenue are likely to remain at current levels until such time, if at all, as the Company makes additional changes to its service mix. In the year ended March 31, 1998, the Company recorded an accrual for a fuel tax refund. This accrual was approximately $.9 million of which approximately $.2 million related to a prior year refund. The fuel tax accrual is pursuant to a study performed in the liquid service locations, which has resulted in an increase in the amount of nontaxable use pertaining to the liquid services.

   GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses for the year ended March 31, 1998 were $24.1 million, an increase of 85% from $13 million for the year ended March 31, 1997. This increase was due primarily to the higher general and administrative expenses associated with the 1997 Acquisitions, which significantly increased the Company's fixed cost base. As a percentage of revenue, general and administrative expenses decreased to 11% for the year ended March 31, 1998, compared to 14% for the year ended March 31, 1997.

   DEPRECIATION AND AMORTIZATION. Depreciation and amortization expense for the year ended March 31, 1998 was $20.6 million, an increase of 163% from $7.8 million for the year ended March 31, 1997. This increase was due to a substantial increase in the Company's asset base resulting from the 1997 Acquisitions.

   INTEREST EXPENSE. Interest expense for the year ended March 31, 1998 was $13.7 million compared to $2.3 million for the year ended March 31, 1997. This increase is substantially due to the $140.0 million senior notes incurred in the Debt Offering in February 1997.

   NET INCOME. For the year ended March 31, 1998, the Company had a net income of $7.7 million, a 51% increase in earnings over the $5.1 million for the year ended March 31, 1997. The increase in earnings is attributed to the 1997 and 1998 Acquisitions.

YEAR ENDED MARCH 31, 1997 COMPARED TO THE YEAR ENDED MARCH 31, 1996

   REVENUES. Revenues for the year ended March 31, 1997 were $92.6 million, an increase of 77% from $52.4 million for the year ended March 31, 1996. This increase in revenues is primarily attributable to the 1997 Acquisitions.

   OPERATING COSTS. Operating costs for the year ended March 31, 1997 were $61.7 million, an increase of 78% from $34.7 million for the year ended March 31, 1996. This increase was due primarily to the 1997 Acquisitions. For the year ended March 31, 1997, operating costs as a percentage of revenue increased to 67% from 66% for the year ended March 31, 1996.

   GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses for the year ended March 31, 1997 were $13.0 million, an increase of 49% from $8.7 million for the year ended March 31, 1996. This increase was due primarily to the higher general and administrative expenses associated with the 1997 Acquisitions, which significantly increased the Company's fixed cost base. As a percentage of revenues, general and administrative expenses decreased to 14% for the year ended March 31, 1997, compared to 17% for the prior year.

   DEPRECIATION AND AMORTIZATION. Depreciation and amortization expense for the year ended March 31, 1997 was $7.8 million, an increase of 77% from $4.4 million for the year ended March 31, 1996. This increase was due to a substantial increase in the Company's asset base resulting from the 1997 Acquisitions.

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

   MINORITY INTEREST. Minority interest for the year ended March 31, 1997 was $nil, compared to $0.9 million for the year ended March 31, 1996. This decrease was a result of the Company's acquisition of the Minority interest in Dawson Welltech L.C. in November 1995.

   NET INCOME. For the year ended March 31, 1997, the Company had net income of $5.1 million, a 538% increase in earnings over the $0.8 million for the year ended March 31, 1996. The increase in earnings is attributed to the 1997 Acquisitions.

LIQUIDITY AND CAPITAL RESOURCES

   The Company had cash and cash equivalents of approximately $25 million at March 31, 1998 compared to approximately $42.3 million at March 31, 1997. Working capital was approximately $48.9 million and approximately $56.0 million at March 31, 1998 and March 31, 1997, respectively. The Company used a net amount of approximately $35.9 million for investing activities during the fiscal year ended March 31, 1998, primarily for capital expenditures and acquisitions. Acquisitions of additional assets and businesses are expected to continue to be an important part of the Company's strategy. Under certain circumstances, the Company would need to obtain additional financing to fund such acquisitions. If the Company is unable to locate suitable acquisitions or to obtain financing on acceptable terms, the Company's growth may be adversely affected. While the Company believes it will be able to negotiate favorable acquisitions and financing, there can not be assurance that this will be the case.

   In February 1997, the Company sold $140.0 million of senior unsecured notes at par value. The senior unsecured notes carry a coupon rate of interest of 9 3/8%, the proceeds of which netted the Company approximately $135.3 million. The senior notes will not be redeemable at the Company's option prior to February 1, 2002. Thereafter, the notes will be subject to redemption at the option of the Company, in whole or in part, upon not less than 30 nor more than 60 days' notice, at the redemption prices (expressed as percentages of principal amount) set forth below plus accrued and unpaid interest thereon to the applicable redemption date, if redeemed during the 12-month period beginning on February 1, of the years indicated below:

    YEAR                                                       PERCENTAGE
    ----                                                       ----------
    2002.....................................................  104.6875%
    2003.....................................................  103.1250%
    2004.....................................................  101.5625%
    2005 and thereafter......................................  100.0000%

   Notwithstanding the foregoing, at any time on or prior to February 1, 2000, the Company may redeem up to an aggregate of $49.0 million principal amount of notes (or 35%) at a redemption price of 109.375% of the principal amount thereof, plus accrued and unpaid interest thereon to the redemption date, with the net proceeds of a Public Equity Offering, PROVIDED that at least $91.0 million in aggregate principal amount of notes remain outstanding immediately after the occurrence of such redemption; and, PROVIDED FURTHER, that such redemption shall occur within 60 days of the date of the closing of such Public Equity Offering.

   The senior notes are unconditionally guaranteed on a senior unsecured basis by each of the Company's principal operating subsidiaries. The terms of the indenture related to the notes contain covenants limiting, among other things, the incurrence of additional indebtedness of the Company; dividend payments on or issuance and sales of capital stock of restricted subsidiaries; payments with respect to certain subordinated obligations and the making of certain investments;

sales of assets; certain transactions with affiliates; and sale/leaseback transactions in the event that the Company's "fixed charge coverage ratio" (cash flow to fixed charges as defined in the indenture) is below 2.25 to 1 for the year ended March 31, 1998. The Company's actual fixed charge coverage ratio for the year ended March 31, 1998, was 3.77 to 1.

   The Company has approximately $4.4 million of subordinated debt outstanding at March 31, 1998. Approximately $1.5 million of the subordinated debt is represented by a debenture held by Well Solutions, bears interest at 8%, matures on November 30, 1999, is prepayable without penalty at any time, and may be converted at any time, at the option of the holder, into 37,634 shares of Company Common Stock, subject to adjustment to prevent dilution. The remaining subordinated debt of approximately $2.9 million was incurred in conjunction with acquisitions, bears interest at a rates between 8.0% and 8.5%, matures between March 13, 2001 and January 31, 2003 and is prepayable without penalty at any time.

   The Company used cash for financing activities of approximately $3.2 million during the year ended March 31, 1998. The principal uses of cash was payment on long-term debt and the purchase of treasury stock. In 1998, the Company purchased 100,000 shares of Common Stock for approximately $1.2 million under a program that authorizes the Company to purchase up to $5.0 million of the Company's stock.

   The Company generated cash from operating activities of approximately $21.7 million during the year ended March 31, 1998.

   The Company believes internally generated cash flow and availability under the Credit Facility should provide the Company with sufficient financing to fund the Company's operations for at least the next 12 months. There can be no assurance, however, that the Company will not need additional financing or that such financing will be available on economically acceptable terms.

DESCRIPTION OF CREDIT FACILITY

   On February 20, 1997, the Company put into place a working capital line of credit (the "Working Line") with a bank. The maximum availability under the Working Line is the lesser of (i) $50.0 million or (ii) 80% of eligible accounts receivable that have been outstanding less than 90 days. The Working Line is secured by a first lien security interest on all the Company's accounts receivable. Borrowings under the Working Line mature on February 20, 1999 and bear interest, at a rate the Company may select from time to time, equal to: (i) the Bank's prime rate of interest or (ii) the applicable margin plus the Wall Street Journal LIBOR rate of interest; the applicable margin is determined by a ratio of total funded debt to consolidated EBITDA, but shall never be less than 1.75% nor higher than 2.75%. Under the terms of the agreement relating to the Working Line, the Company must maintain minimum working capital, tangible net worth, current ratios and debt to capital ratios. The foregoing description does not purport to be a complete description of all terms of the Working Line or the Credit Facility. The Company had not drawn against the Working Line as of March 31, 1998, but has used the line to secure four letters of credit totaling $1.8 million related to its worker's compensation insurance program.

INFLATION AND SEASONALITY

   Inflation has not had a significant impact on the Company's operations to date and the Company's operating revenues have not historically been subject to significant seasonal changes.

NEW ACCOUNTING PRONOUNCEMENTS -- REPORTING COMPREHENSIVE INCOME; DISCLOSURES ABOUT SEGMENTS OF AN ENTERPRISE AND RELATED INFORMATION

   In June 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 130 "Reporting Comprehensive Income," which establishes standards for reporting and display of comprehensive income and its components in the financial statements. SFAS No. 130 is effective for fiscal years beginning after December 15, 1997. The FASB also issued in June 1997 SFAS No. 131 "Disclosures About Segments of an Enterprise and Related Information," which establishes new standards for the way public companies disclose information about operating segments, products and services, geographic areas and major customers. SFAS No. 131 is effective for financial statements for fiscal years beginning after December 15, 1997.

YEAR 2000 ISSUE

   The Year 2000 issue is a result of computer programs being written using two digits rather than four to define the applicable year. The Company has conducted a preliminary review of its computer systems to identify those that could be affected by the Year 2000 issue and has developed an informal implementation plan to resolve the issue. The Company is utilizing both internal and external resources to correct or reprogram and test the systems for the Year 2000 compliance. It is anticipated that all remediation efforts will be completed by December 31, 1998, allowing adequate time for testing. The Company is also in the process of communicating to primary processing vendors and customers (including customers that utilize Electronic Data Interchange [EDI]) to help the Company identify and resolve any Year 2000 issues. However, no estimates can be made as to the potential adverse impact that may result from the failure of the Company's vendors, customers and others with which it conducts business to become Year 2000 compliant. The Company does not expect the amounts required to be expensed for any Year 2000 issues over the next two years to have a material effect on its financial position of results of operations.

1999 INDUSTRY OUTLOOK

   Demand for the Company's services depends substantially upon the level of activity in the oil and gas industry, which in turn depends in part on oil and gas prices, expectations about future prices, the cost of exploring for, producing and delivering oil and gas, the discovery rate of new oil and gas reserves in land areas, the level of drilling and workover activity, domestic and international political, military, regulatory and economic conditions and the ability of the oil and gas companies to raise capital. Prices for oil and gas historically have been extremely volatile and have reacted to changes in the supply and demand for oil and natural gas, domestic and worldwide economic conditions and political instability in oil producing countries. Currently, oil prices are down and natural gas prices are stable, while both oil and gas inventories are on the rise. Additionally, energy demand from Asian countries is on the decline. For the well servicing industry in particular, excess capacity throughout all regions has and will for the foreseeable future make competition a major market force. As conditions weaken for the drilling industry, well servicing may come under additional competition as drillers compete for completion work. Given current market conditions, it is extremely difficult to predict or forecast customer demand for the Company's services. Additionally, price increases appear unlikely for the foreseeable future. Prices for oil and natural gas are expected to continue to be volatile and effect the demand for and pricing of the Company's services. Continued depressed prices of oil, or material decline in natural gas prices or activities could materially adversely affect the demand for the Company's services and the Company's results of operations. Industry conditions will continue to be influenced by numerous factors over which the Company has no control, such as weather.

DISCLOSURE REGARDING FORWARD-LOOKING STATEMENTS

   This Annual Report includes "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1993 as amended ("Securities Act"), and
Section 21E of the Securities Exchange Act of 1934, as amended ("Exchange Act"). All statements other than statements of historical facts included in this Annual Report, including without limitation, the statements under "Risk Factors", "Management's Discussion and Analysis of Financial Condition and Results of Operations" and Notes to the consolidated financial statements regarding the Company's financial position and liquidity, acquisitions and its ability to make debt service payments and other similar matters are forward-looking statements. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, it can give no assurances that such expectations will prove to be correct. Important factors that could cause actual results to differ materially from the Company's expectations ("Cautionary Statements") are disclosed elsewhere in this Report, including the discussions under the headings noted above. All subsequent written and oral forward-looking statements attributed to the Company or persons acting on its behalf are expressly qualified in their entirety by the Cautionary Statements.

 ITEM 7.A   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

   Not applicable.

 ITEM 8.    CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                  INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                            PAGE

Independent Auditors' Report..................................................32
Consolidated Financial Statements:
   Consolidated Balance Sheets at March 31, 1997 and 1998.....................33
   Consolidated Statements of Income for the years ended March 31, 1996, 1997 and 1998..................................................................34
   Consolidated Statements of Shareholders' Equity for the years ended March
    31, 1996, 1997 and 1998...................................................35
   Consolidated Statements of Cash Flows for the years ended March 31, 1996,
    1997 and 1998.............................................................36
   Notes to the Consolidated Financial Statements.............................37

                         INDEPENDENT AUDITORS' REPORT

The Board of Directors and Shareholders
Dawson Production Services, Inc.:

   We have audited the accompanying consolidated balance sheets of Dawson Production Services, Inc. and subsidiaries as of March 31, 1997 and 1998, and the related consolidated statements of income, shareholders' equity, and cash flows for each of the years in the three-year period ended March 31, 1998. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

   In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Dawson Production Services, Inc. and subsidiaries as of March 31, 1997 and 1998, and the results of their operations and their cash flows for each of the years in the three-year period ended March 31, 1998, in conformity with generally accepted accounting principles.

                                          KPMG Peat Marwick LLP

San Antonio, Texas
June 17, 1998

                       DAWSON PRODUCTION SERVICES, INC.

                         CONSOLIDATED BALANCE SHEETS

                                (IN THOUSANDS)

                                                                MARCH 31,
                                                           1997         1998
                                                         ---------    ---------
ASSETS
Current assets:
  Cash and cash equivalents ..........................   $  42,330    $  24,964
  Trade receivables, substantially all pledged
   (net of allowance for doubtful accounts of
   $561 and $966, respectively) ......................      30,914       39,632
  Other receivables ..................................         674          848
  Income taxes receivable ............................         574        1,624
  Prepaid expenses and other .........................         444          573
                                                         ---------    ---------
    Total current assets .............................      74,936       67,641
Net property and equipment (note 6) ..................     145,641      164,846
Goodwill and other assets ............................      53,159       57,866
                                                         ---------    ---------
    Total assets .....................................   $ 273,736    $ 290,353
                                                         =========    =========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Accounts payable ...................................   $   9,606    $   8,444
  Accrued liabilities ................................       8,622        8,825
  Current portion of long-term debt (note 4) .........         624          353
  Current portion of obligations under capital
   leases (note 6) ...................................          38        1,086
                                                         ---------    ---------
    Total current liabilities ........................      18,890       18,708
                                                         ---------    ---------
Long-term debt, net of current portion (note 4)  .....       3,166        4,058
Obligations under capital leases, net of current
portion (note 6) .....................................         140        3,145
Senior notes (note 5) ................................     140,000      140,000
Deferred income taxes (note 9) .......................       5,321       10,943
Shareholders' equity (notes 7 and 8):
  Preferred stock, no par value 560,600 shares
   authorized, none issued and outstanding ...........        --           --
  Common Stock, $.01 par value, 20,561 shares
   authorized, 11,126 and 11,178 issued and
   11,126 and 11,078 outstanding, respectively .......         111          112
  Paid-in capital ....................................      96,859       97,707
  Retained earnings ..................................       9,391       17,069
  Notes receivable from officers .....................        (142)        (142)
                                                         ---------    ---------
                                                           106,219      114,746

  Less treasury Common Stock, at cost ................        --         (1,247)
                                                         ---------    ---------
    Total shareholders' equity .......................     106,219      113,499
Commitments and contingencies (note 12)
                                                         ---------    ---------
    Total liabilities and shareholders' equity .......   $ 273,736    $ 290,353
                                                         =========    =========

         See accompanying notes to consolidated financial statements.

                       DAWSON PRODUCTION SERVICES, INC.

                      CONSOLIDATED STATEMENTS OF INCOME

                   (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                  YEARS ENDED MARCH 31,
                                          -------------------------------------
                                            1996          1997           1998
                                          --------      --------      ---------
REVENUES ............................     $ 52,391      $ 92,628      $ 226,162
                                          --------      --------      ---------
COSTS AND EXPENSES:

   Operating ........................       34,745        61,722        157,452
   General and
    administrative ..................        8,680        13,026         24,086
   Depreciation and
    amortization ....................        4,396         7,844         20,621
                                          --------      --------      ---------
     Total costs and
     expenses .......................       47,821        82,592        202,159
                                          --------      --------      ---------
     Operating income ...............        4,570        10,036         24,003
                                          --------      --------      ---------
OTHER INCOME AND EXPENSE:

   Interest expense .................        1,848         2,313         13,693
   Interest income ..................         (169)         (833)        (1,848)
   Other income, net ................         (128)          136            (18)
                                          --------      --------      ---------
    Total other income and
    expense .........................        1,551         1,616         11,827
                                          --------      --------      ---------
    Income before minority
    interest, income taxes
    and extraordinary item ..........        3,019         8,420         12,176
Minority interest in
    consolidated subsidiary .........          937          --             --
                                          --------      --------      ---------
Income before income taxes
    and extraordinary item ..........        2,082         8,420         12,176
Provision for income taxes
    (note 9) ........................          709         3,343          4,498
                                          --------      --------      ---------
Income before extraordinary
    item ............................        1,373         5,077          7,678
Extraordinary item ..................         (514)         --             --
                                          --------      --------      ---------
Net income ..........................          859         5,077          7,678
                                          --------      --------      ---------
Preferred stock dividends ...........           88          --             --
                                          --------      --------      ---------
Net income applicable to
    Common Stock ....................     $    771      $  5,077      $   7,678
                                          ========      ========      =========

EARNINGS PER COMMON SHARE:
   BASIC:

   Income before
    extraordinary item ..............     $   0.52      $   0.72      $    0.69
   Extraordinary item ...............        (0.21)         --             --
                                          --------      --------      ---------
    Net income ......................     $   0.31      $   0.72      $    0.69
                                          ========      ========      =========
   Average number of shares
    outstanding .....................        2,472         7,055         11,130
                                          ========      ========      =========
   DILUTED:

   Income before
    extraordinary item ..............     $   0.49      $   0.71      $    0.68
   Extraordinary item ...............        (0.18)         --             --
                                          --------      --------      ---------
    Net income ......................     $   0.31      $   0.71      $    0.68
                                          ========      ========      =========
   Average number of shares
    outstanding .....................        2,796         7,190         11,367
                                          ========      ========      =========

         See accompanying notes to consolidated financial statements.

                       DAWSON PRODUCTION SERVICES, INC.
               CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                                (IN THOUSANDS)

                                                      COMMON STOCK                                              NOTES        TOTAL
                                                   -----------------             TREASURY STOCK               RECEIVABLE     SHARE-
                                                    ISSUED           PAID-IN    ----------------   RETAINED      FROM       HOLDERS'
                                                    SHARES  AMOUNTS  CAPITAL    SHARES   AMOUNTS   EARNINGS    OFFICERS     EQUITY
                                                   -------  -------  --------   ------   -------   --------   ----------   --------
BALANCES AT MARCH 31, 1995 ......................    1,683  $    17  $  6,611        1   $    (6)  $  3,543   $      (67)  $ 10,098
 Dividends on preferred stock,
  paid in cash ..................................     --       --        --       --        --          (88)        --          (88)
 Common Stock issued:
  Initial public offering .......................    2,616       26    23,496     --        --         --           --       23,522
  Conversion of subordinated
    convertible note ............................      371        4     2,546     --        --         --           --        2,550
  Issuance of Common Stock for
    minority interest ...........................    1,329       13     7,687     --        --         --           --        7,700
  Conversion of preferred
    stock to Common Stock .......................      347        4     1,007     --        --         --           --        1,011
 Exercise of stock options ......................       37     --          76     --        --         --            (75)         1
 Tax benefit realized from
   stock options ................................     --       --          42     --        --         --           --           42
 Retirement of treasury stock ...................       (1)    --          (6)      (1)        6       --           --         --
 Net income .....................................     --       --        --       --        --          859         --          859
                                                   -------  -------  --------   ------   -------   --------   ----------   --------
BALANCES AT MARCH 31, 1996 ......................    6,382       64    41,459     --        --        4,314         (142)    45,695
 Common Stock issued:
  Secondary public offering
     (note 7) ...................................    4,722       47    55,238     --        --         --           --       55,285
 Exercise of stock options ......................       22     --         162     --        --         --           --          162
 Net income .....................................     --       --        --       --        --        5,077         --        5,077
                                                   -------  -------  --------   ------   -------   --------   ----------   --------
BALANCES AT MARCH 31, 1997 ......................   11,126      111    96,859     --        --        9,391         (142)   106,219
 Exercise of stock options ......................        2     --          21     --        --         --           --           21
 Common Stock issued for
    Acquisitions ................................       48        1       827     --        --         --           --          828
 Purchase of treasury stock .....................     --       --        --        100    (1,247)      --           --       (1,247)
Net income ......................................     --       --        --       --        --        7,678         --        7,678
                                                   -------  -------  --------   ------   -------   --------   ----------   --------
BALANCES AT MARCH 31, 1998 ......................   11,176  $   112  $ 97,707      100   $(1,247)  $ 17,069   $     (142)  $113,499
                                                   =======  =======  ========   ======   =======   ========   ==========   ========

         See accompanying notes to consolidated financial statements.

                          DAWSON PRODUCTION SERVICES, INC.
                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (IN THOUSANDS)

                                                          YEAR ENDED MARCH 31,
                                                     -------------------------------
                                                       1996        1997       1998
                                                     --------   ---------   --------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income .....................................  $    859   $   5,077   $  7,678

ADJUSTMENTS TO RECONCILE NET INCOME TO
  NET CASH PROVIDED BY OPERATING
  ACTIVITIES:
   Minority interest in net income of
    subsidiary company ............................       937        --         --
   Depreciation and amortization ..................     4,396       7,844     20,621
   Allowance for doubtful accounts ................       (57)        200        405
   (Gain) loss on sale of assets ..................        96        (124)       (58)
   Increase in deferred income taxes ..............       637       2,573      4,663
   Increase in receivables ........................      (814)    (19,135)   (10,278)
   Decrease (increase) in prepaid expense
    and other .....................................       (71)         36       (107)
   Decrease (increase) in other assets ............       170        (321)      (262)
   Increase(decrease) in accounts payable .........       (20)      5,863     (1,162)
   Increase in accrued expenses ...................       511      11,450        203
                                                     --------   ---------   --------
       Net cash provided  by operating
         activities ...............................     6,644      13,463     21,703
                                                     --------   ---------   --------
CASH FLOWS FROM INVESTING ACTIVITIES:

   Acquisitions ...................................      (125)   (157,541)   (22,067)
   Additions to property and equipment ............    (4,523)     (6,794)   (13,978)
   Proceeds from sales of property ................       282          92        169
                                                     --------   ---------   --------
        Net cash used in investing
          activities ..............................    (4,366)   (164,243)   (35,876)
                                                     --------   ---------   --------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Long-term borrowings ...........................     1,043       9,511       --
   Payments on long-term debt .....................   (14,058)    (11,800)    (1,516)
   Capital lease payments .........................    (1,349)     (4,576)      (451)
   Sale of Common Stock ...........................    23,522      55,285       --
   Purchase of treasury stock .....................      --          --       (1,247)
   Net proceeds from senior notes issuance ........      --       135,332       --
   Deferred debt issuance costs ...................      --        (4,668)      --
   Exercise of Common Stock options and
    warrants ......................................         1         162         21
   Tax benefit realized from stock options ........        42        --         --
   Cash dividends on preferred stock ..............       (88)       --         --
   Subsidiary distributions to minority
    owner .........................................      (324)       --         --
                                                     --------   ---------   --------
         Net cash provided (used) in
           financing activities ...................     8,789     179,246     (3,193)
                                                     --------   ---------   --------
         Net increase (decrease) in cash ..........    11,067      28,466    (17,366)
   Cash and cash equivalents at the
    beginning of the period .......................     2,797      13,864     42,330
                                                     --------   ---------   --------
   Cash and cash equivalents at the end
    of the period .................................  $ 13,864   $  42,330   $ 24,964
                                                     ========   =========   ========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW
    INFORMATION:
  CASH PAID FOR:
       Interest ...................................  $  1,929   $     860   $ 12,945
       Income taxes ...............................       913         817      1,781

  SUPPLEMENTAL DISCLOSURES OF NON-CASH
    TRANSACTIONS:
   Assets acquired under capital lease ............     3,823       1,302      4,502
   Conversion of preferred stock to
    Common Stock ..................................     1,010        --         --
   Conversion of long-term debt to Common
    Stock .........................................     2,550        --         --
   Issuance of Common Stock for
    acquisition of minority interest ..............     7,700        --         --
   Issuance of notes payable for
    acquisitions ..................................      --         2,250      2,138
   Issuance of notes receivable for
    exercise of stock options .....................        75        --         --
   Common Stock issued to seller in
    acquisition ...................................      --          --          828

       See accompanying notes to consolidated financial statements

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

   As a result of its acquisitions and certain corporate restructuring, the Company currently has several direct and indirect subsidiaries through which it conducts a significant portion of its operations. All of the assets are held in Dawson Production Partners, L.P., a Delaware limited partnership (the "Partnership"). All of the general and limited partnership interests in the Partnership are owned by three wholly owned corporate subsidiaries of Dawson; Dawson Production Management, Inc., a Delaware corporation, owns a 1.4% general partnership interest in the Partnership, Dawson Production Taylor, Inc., a Delaware corporation, owns a 8.85% limited partnership interest in the Partnership, and Dawson Production Acquisition Corp., a Delaware corporation owns the remaining 89.75% limited partnership interest in the Partnership. Dawson has the following additional wholly owned subsidiaries: Dawson Production Services de Mexico, S.A. de C.V., and Ubicadora de Tecnicos S.A. de C.V., both of which are companies organized under the laws of Mexico.

PRINCIPLES OF CONSOLIDATION

   The consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany accounts and transactions have been eliminated.

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

   Property and equipment are depreciated over their estimated useful lives on the straight-line method. The Company utilizes a "component parts" approach to depreciating fixed assets. Estimated useful lives are as follows:

                                                                      ESTIMATED
                                                                         LIFE
                                                                       (YEARS)
                                                                     ----------
   Buildings.........................................................    20
   Well servicing equipment..........................................  3-20
   Vehicles..........................................................   3-5
   Office furniture and other equipment..............................  5-12

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

FAIR VALUES OF FINANCIAL INSTRUMENTS

   The Company's financial instruments consist primarily of short-term, variable rate items or recently issued debt instruments for which management believes fair value approximates carrying value. The carrying value of the $140 million Senior Notes due February 1, 2007 (see note 5) approximates fair value as of March 31, 1998.

EARNINGS PER SHARE

   The Company has adopted the provisions of Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share." This statement requires the presentation of basic earnings per share (EPS) and diluted earnings per share for reporting periods of all public companies ending after December 15, 1997, instead of the primary and fully diluted EPS previously required. The new standard requires the restatement of EPS for all periods presented.

   EPS restated as required by SFAS No. 128 is as follows:

                                                   1996        1997        1998
                                                 -------      ------     -------
Income before extraordinary item ...........     $ 1,373      $5,077     $ 7,678
Dividends Declared .........................         (88)       --          --
Extraordinary item .........................        (514)       --          --
                                                 -------      ------     -------
Net income applicable to common stock.......         771       5,077       7,678
Interest on convertible debt................           5        --          --
Dividends declared..........................          88        --          --
                                                 -------      ------     -------
Net income applicable
  to diluted Common Stock...................     $   864      $5,077     $ 7,678
                                                 =======      ======     =======
Basic weighted average shares outstanding...       2,472       7,055      11,130
Dilutive effect of convertible stock .......          14        --          --
Dilutive effect of preferred stock .........         262        --          --
Dilutive effect of options .................          48         134         237
                                                 -------      ------     -------
Diluted weighted average shares
outstanding ................................       2,796       7,190      11,367

Basic earnings Per Share:
Income before extraordinary item ...........     $  0.52      $ 0.72     $  0.69
Extraordinary item .........................       (0.21)       --          --
                                                 -------      ------     -------
Net income .................................     $  0.31      $ 0.72     $  0.69
                                                 =======      ======     =======
Diluted earnings Per Share:
Income before extraordinary item ...........     $  0.49      $ 0.71     $  0.68
Extraordinary item .........................       (0.18)       --          --
                                                 -------      ------     -------
Net income .................................     $  0.31      $ 0.71     $  0.68
                                                 =======      ======     =======

RECLASSIFICATION

   Certain amounts, as previously presented, have been reclassified to conform with the current year financial statement presentation.

NEW ACCOUNTING PRONOUNCEMENTS -- REPORTING COMPREHENSIVE INCOME; DISCLOSURES ABOUT SEGMENTS OF AN ENTERPRISE AND RELATED INFORMATION

   In June 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 130 "Reporting Comprehensive Income," which establishes standards for reporting and display of comprehensive income and its components in the financial statements. SFAS No. 130 is effective for fiscal years beginning after December 15, 1997. The FASB also issued in June 1997 SFAS No. 131 "Disclosures About Segments of an Enterprise and Related Information," which establishes new standards for the way public companies disclose information about operating segments, products and services, geographic areas and major customers. SFAS No. 131 is effective for financial statements for fiscal years beginning after December 15, 1997.

CONCENTRATION OF CREDIT RISK

   Financial instruments which potentially subject the Company to concentrations of credit risk consist primarily of temporary cash investments and trade receivables. The Company places its temporary cash investments in U.S. Government securities and in other high quality financial instruments. By policy the Company limits the amount of credit exposure to any one financial institution or issuer. The Company's customer base consists primarily of independent oil and natural gas producers. During the years ended March 31, 1996, 1997 and 1998, the provisions charged to operations to increase the reserve for doubtful trade accounts receivable were $.02 million, $.3 million and $.4 million, respectively. During the years ended March 31, 1996, 1997 and 1998, sales to the Company's largest customer accounted for approximately 24%, 20% and 11%, respectively, of total operating revenues.

(2) ACQUISITIONS

PETROSTAR CORPORATION

   On January 8, 1998, the Company acquired the workover services assets of PetroStar Corporation, a Louisiana based company, for approximately $11.6 million in cash and a $1.2 million in a five-year subordinated note. Goodwill recognized on this transaction amounted to $2.9 million and is being amortized over 25 years.

PRIDE

   Effective February 20, 1997, the Company acquired Pride for approximately $135.4 million in cash and acquisition costs of $1.9 million. The acquisition has been accounted for as a purchase and, accordingly, the operating results of Pride have been included in the Company's consolidated statements of income since the effective date of acquisition. The excess of the aggregate purchase price over the fair market value of the net assets acquired was recognized as goodwill and is being amortized over 25 years. The fair value of assets acquired, including goodwill of $30.2 million, was $138.0 million and liabilities assumed totaled $1.8 million. The funds used to acquire Pride were provided by proceeds of sales of Common Stock and senior notes through public offerings in February 1997. The final purchase price allocation may be adjusted based on the resolution of certain issues.

TAYLOR COMPANIES, INC.

   Effective July 29, 1996, the Company acquired all of the issued and outstanding stock of Taylor Companies, Inc. for an aggregate purchase price of $12.8 million consisting of $11.0 million in cash and a $1.8 million subordinated promissory note payable to the selling shareholder. Goodwill recognized on this transaction amounted to approximately $7.4 million, which is being amortized over a twenty-year period. The final purchase price allocation for the Taylor Acquisition has been adjusted based on the resolution of certain issues.

WELL SOLUTIONS, INC.

   On November 30, 1994, the Company acquired substantially all of the property and equipment of Well Solutions, Inc. (Well Solutions), a company engaged in providing oilfield services, for an aggregate purchase price of approximately $18.1 million, consisting of $15.9 million in cash, a convertible note payable of $1.5 million and closing costs of approximately $.7 million. The acquisition has been accounted for as a purchase and, accordingly, the operating results of Well Solutions have been included in the Company's consolidated statements of income since the date of acquisition. The excess of the aggregate purchase price over the fair market value of the net assets acquired was recognized as goodwill and is being amortized over 20 years. The fair value of assets acquired, including goodwill of $2.5 million, was $18.5 million and liabilities assumed totaled $.4 million. The funds used to acquire Well Solutions were provided by long-term borrowings, proceeds of sales of Common Stock and subordinated debt and cash from operations.

OTHER ACQUISITIONS

   Effective November 1, 1995, the Company acquired the 39% minority interest in the Company's subsidiary, Dawson WellTech, L.C., from WellTech, Inc. in exchange for the issuance to WellTech, Inc. of 1,329,495 shares of Common Stock for a total purchase price of $7.7 million based on an independent appraisal of the Common Stock. Goodwill recognized on this transaction amounted to $.4 million and is being amortized over 20 years.

   Effective March 1, 1996, the Company acquired a portion of the assets of a small company in Giddings, Texas for an aggregate purchase price of approximately $1.2 million, consisting of $.1 million in cash and $1.1 million in capital leases and a note payable. Goodwill recognized on this transaction amounted to $.1 million and is being amortized over 20 years.

   In April 1996, the Company acquired the assets of two small production testing companies in Louisiana. The aggregate purchase price was approximately $.7 million. Goodwill and a non-compete agreement were recognized on these transactions which amounted to approximately $.1 million. These items are being amortized over 20 and 5 year periods, respectively.

   In May 1996, the Company acquired the Texas-based well servicing division of a non-affiliated company. The aggregate purchase price was $.8 million.

   In July 1996, the Company acquired the assets of a trucking company in Louisiana. The aggregate purchase price was approximately $.4 million. Goodwill recognized on the transaction amounted to $.05 million, which is being amortized over a 20 year period.

   Effective December 23, 1997, the Company acquired all of the issued and outstanding stock of Bobby's Hot Oil Service, Inc., Tubing Testers Corp. and Alamo Tubing Testers Corp., all commonly-owned companies headquartered in Perryton, Texas. The aggregate purchase price of approximately $4.9 million consisted of $3.9 million in cash, $.5 million in two subordinated notes to the selling shareholders and $.5 million in Common Stock of the Company. Goodwill recognized on this transaction amounted to $2.7 million, which is being amortized over a 25 year period.

   On January 20, 1997, the Company acquired the liquid services assets of Mobley Company, Inc. for approximately $5.0 million in cash and a $.5 million five-year subordinated note. Goodwill recognized on this transaction amounted to $1.6 million and is being amortized over 20 years.

   On January 2, 1998, the Company acquired the well servicing assets of a company for approximately $3.4 million in cash and the issuance to Security Well Service, Inc. of 21,071 shares of Common Stock for a total purchase price of $3.8 million. Goodwill recognized on this transaction amounted to $.7 million and is being amortized over 25 years.

   On March 13, 1998, the Company acquired the assets of a small South Texas well servicing company for approximately $2.2 million in cash and a $.3 million three-year subordinated note. Goodwill recognized on this transaction amounted to $.7 million and is being amortized over 25 years.

   All of the Company's acquisitions have been accounted for as purchases and, accordingly, the operating results have been included in the Company's consolidated statements of income since the dates of acquisition. The effect on results of operations would not have been material if the 1998 acquisitions had occurred at the beginning of the year.

(3) MANDATORILY REDEEMABLE PREFERRED STOCK

   In October 1990, the Company issued 80,800 shares of 10% cumulative convertible preferred stock for a total price of $1.0 million. Each preferred shareholder was entitled to receive, in preference to common shareholders, annual dividends in the amount of $1.25 per share, payable quarterly. At the discretion of the Company, the dividends could have been declared in either cash or Common Stock valued at $3.49 a share. Dividends were cumulative and accrued from the date of the stock issuance. The Company declared dividends on the preferred stock in the amount of $.1 million in the year ended March 31, 1996. Holders of the preferred stock elected to convert the shares of such stock into 347,440 shares of Common Stock in fiscal 1996.

(4) NOTES PAYABLE AND LONG-TERM DEBT

Long-term debt other than the Senior Notes consists of the following:

                                                                    MARCH 31,
                                                               -----------------
                                                                 (IN THOUSANDS)
                                                               -----------------
                                                                1997       1998
                                                               ------     ------
Convertible debenture bearing interest at 8%
  Interest is due quarterly; principal is due
  November 30, 1999 ......................................     $1,500     $1,500
Subordinated promissory note payable to a former
  Taylor shareholder bearing interest at 8.0% per
  annum. Interest is due quarterly; principal is
  due in quarterly installments of $83,333 ...............      1,750        416
Subordinated note bearing interest at 8.5%
  Interest is due quarterly; principal is due
  January 20, 2002 .......................................        500        500
Subordinated notes bearing interest at 8.5%
  Interest is due annually; principal is due
  December 23, 2002 ......................................       --          500
Subordinated note bearing interest at 8.5%
  Interest is due quarterly; principal is due in
  four annual installments of $300,000, beginning
  January 31, 2000 .......................................       --        1,200
Subordinated note bearing interest at 8%
  Interest is due quarterly; principal is due
  March 13, 2001 .........................................       --          275
Other note payable bearing interest at 10% ...............         40         20
                                                               ------     ------
Total long-term debt .....................................      3,790      4,411
Less current portion .....................................        624        353
                                                               ------     ------
Long-term debt, net of current portion ...................     $3,166     $4,058
                                                               ======     ======

   On February 20, 1997, concurrent with the closing of the Senior Note and Common Stock offerings and the acquisition of Pride, the Company entered into a working capital line of credit (the "Working Line") with a bank. The maximum availability under the Working Line would be the lesser of (i) $50 million or
(ii) 80% of eligible accounts receivable that have been outstanding less than 90 days. The Working Line is secured by a first lien security interest on all the Company's accounts receivable. Borrowings under the Working Line mature two years from the date of any such borrowings and bear interest at the lesser of
(i) the Bank's prime rate of interest or (ii) a varying percentage rate ranging from 1.75% to 2.75%, based on the total funded debt to cash flow defined as EBITDA, over the Company's choice of the 30, 90 or 180-day LIBOR rate of interest. The Company had not drawn against the line as of March 31, 1998, but has used the line to secure four letters of credit totaling $1.8 million related to its worker's compensation insurance program. Under the terms of the loan agreement, the Company must maintain minimum working capital, tangible net worth, current ratios and debt to capital ratios. The foregoing description does not purport to be a complete description of all terms of the Credit Facility.

   The Company has approximately $4.4 million of subordinated debt outstanding at March 31, 1998. Approximately $1.5 million of the subordinated debt is represented by a debenture held by

Well Solutions, bears interest at 8%, matures on November 30, 1999, is prepayable without penalty at any time, and may be converted at any time, at the option of the holder, into 37,634 shares of Company Common Stock, subject to adjustment to prevent dilution. The remaining subordinated debt of approximately $2.9 million was incurred in conjunction with acquisitions, bears interest at a rates between 8.0% and 8.5%, matures between March 13, 2001 and January 31, 2003 and is prepayable without penalty at any time.

   All of the subordinated debt of the Company was incurred in conjunction with certain acquisitions made by the Company and have offset provisions in conjunction with unforeseen liabilities that might arise from these acquisitions.

   In March 1996, the Company elected to prepay a $13 million note payable to a bank. An extraordinary charge of $.51 million (net of income tax benefit of $.26 million) was incurred as a result of the early extinguishment of the note payable.

   During fiscal 1996, $.15 million in principal amount of subordinated notes were converted into 27,232 shares of Common Stock.

   Also, pursuant to the Conversion Agreement, $2.4 million of the Company's subordinated debt converted into Common Stock at the rate of one share of Common Stock for each $6.98 in principal amount of subordinated debt effective February 19, 1996.

   Scheduled maturities of principal for long-term debt based on balances outstanding at March 31, 1998 are summarized as follows:

                                                             TOTAL
                                                          ------------
                                                         (IN THOUSANDS)
YEARS ENDING MARCH 31,
  1999.................................................   $      353
  2000.................................................        1,883
  2001.................................................          575
  2002.................................................        1,300
  2003.................................................          300
  Thereafter (*).......................................      140,000
                                                          ----------
                                                          $  144,411
                                                          ==========

  (*) See note 5 for discussion of Senior Notes due 2007.

(5) SENIOR NOTES

                                                     MARCH 31,
                                                  (IN THOUSANDS)
                                           ------------------------------
                                               1997            1998
                                           --------------  --------------
       9 3/8% Senior Notes due 2007        $      140,000  $      140,000
                                           ==============  ==============

   The Senior Notes due February 1, 2007 (Notes) were issued by the Company in February 1997. The Notes bear interest at 9 3/8%, payable semi-annually on February 1 and August 1 of each year, commencing August 1, 1997. The proceeds from the issuance of the Notes were utilized primarily to acquire Pride (see note 2) and prepay existing debt.

   The senior notes will not be redeemable at the Company's option prior to February 1, 2002. Thereafter, the notes will be subject to redemption at the option of the Company, in whole or in part, upon not less than 30 nor more than 60 days' notice, at the redemption prices (expressed as percentages of principal amount) set forth below plus accrued and unpaid interest thereon to the applicable redemption date, if redeemed during the 12-month period beginning on February 1, or the years indicated below:

    YEAR                                                  PERCENTAGE
    ----                                                  ----------
    2002................................................  104.6875%
    2003................................................  103.1250%
    2004................................................  101.5625%
    2005 and thereafter.................................  100.0000%

   Notwithstanding the foregoing, at any time on or prior to February 1, 2000, the Company may redeem up to an aggregate of $49.0 million principal amount of notes (or 35%) at a redemption price of 109.375% of the principal amount thereof, plus accrued and unpaid interest thereon to the redemption date, with the net proceeds of a Public Equity Offering: PROVIDED that at least $91.0 million in aggregate principal amount of notes remain outstanding immediately after the occurrence of such redemption; and, PROVIDED FURTHER, that such redemption shall occur within 60 days of the date of the closing of such Public Equity Offering.

   The senior notes are unconditionally guaranteed on a senior unsecured basis by each of the Company's principal operating subsidiaries. The terms of the indenture related to the notes contain covenants limiting, among other things, the incurrence of additional indebtedness of the Company; dividend payments on or issuance and sales of capital stock of restricted subsidiaries; payments with respect to certain subordinated obligations and the making of certain investments; sales of assets; certain transactions with affiliates; and sale/leaseback transactions in the event that the Company's "fixed charge coverage ratio" (cash flow to fixed charges as defined in the indenture) is below 2.25 to 1 for the year ended March 31, 1998. The Company's actual fixed charge coverage ratio for the year ended March 31, 1998, was 3.77 to 1.

(6) LEASES AND LEASE COMMITMENTS

   The Company leases vehicles and office equipment under capital leases. Total assets recorded under capital leases at March 31, 1997 and 1998 are $6.4 million and $11.2 million, respectively. Amortization expense related to assets held under capital lease for the years ended March 31, 1996, 1997 and 1998 was $.24 million, $1.0 million and $1.5 million, respectively.

   The Company leases certain of its facilities under operating leases. Lease terms generally range from one to five years. Rent expense for the years ended March 31, 1996, 1997 and 1998 was approximately $.25 million, $.37 million and $.99 million, respectively.

Future minimum lease payments as of March 31, 1998 are as follows:

                                                         CAPITAL     OPERATING
YEAR ENDING MARCH 31,                                    LEASES       LEASES
                                                       -----------  -----------
                                                       (IN THOUSANDS)

1999................................................   $   1,274    $      644
2000................................................       1,274           524
2001................................................       1,270           437
2002................................................         924           334
2003................................................         729           250
Thereafter                                                     -         1,200
                                                       -----------  ----------
Total minimum lease payments........................   $   5,471    $    3,389
                                                                    ===========
Less amounts representing interest..................      (1,240)
                                                       -----------
Present value of minimum lease payments.............   $   4,231
                                                       ===========

(7) SHAREHOLDERS' EQUITY

  (A) EQUITY OFFERINGS

   In March 1996, the Company completed an initial public offering (the "IPO") of 2,616,202 shares (net of 48 fractional shares paid in cash) of its Common Stock for the purpose of raising funds to acquire additional businesses and to retire debt. Net proceeds to the Company from the IPO, after deduction of associated expenses, were approximately $23.5 million.

   In February 1997, the Company completed a secondary public offering of 4,722,259 shares (including 689,773 shares issued in connection with an over-allotment option) of its Common Stock for the purpose of raising funds to acquire Pride and retire debt (see notes 2 and 4). Net proceeds to the Company, after deduction of associated expenses, were approximately $55.3 million.

  (B) TREASURY STOCK

   In July 1997, the Company's Board of Directors approved a program to repurchase up to $5 million of its Common Stock. The Company repurchased 100,000 shares during the year ended March 31, 1998, for an approximate value of $1.2 million.

   In addition, on September 11, 1997, the Company adopted a Shareholder Rights Plan (the "Rights Plan") that is designed to deter unfair takeover tactics. On that date, the Board of Directors of the Company declared a dividend distribution of one Right for each outstanding share of Common Stock to shareholders of record at the close of business on September 22, 1997. Each Right entitles the registered holder to purchase from the Company one-tenth of one share of Common Stock of the Company, at a purchase price of $85 per share of Common Stock, subject to adjustment. The description and terms of the Rights are set forth in a Rights Agreement between the Company and Harris Trust Company of New York, as Rights Agent. The Rights have certain anti-takeover effects and will cause substantial dilution to a person or group that attempts to acquire the Company without conditioning the offer on a substantial number of Rights being acquired.

(8) STOCK OPTIONS

   In fiscal 1995, 118,250 Common Stock options were issued by the Company to several officers and directors of the Company. The options have an exercise price of $4.65 per share. During fiscal 1995 and 1996, employees and officers of the Company exercised their options to purchase 40,618 and 36,546 shares, respectively, of Common Stock in exchange for notes payable to the Company of $.1 million and $.1 million. The notes are secured by the shares of Common Stock issued and the personal guarantees of the officers receiving the stock.

   In October 1995, the Company adopted the 1995 Incentive Plan (the "1995 Plan"). Under the 1995 Plan, incentive options, non-statutory options, restricted stock awards, and/or stock appreciation rights may be granted to key employees, non-employee directors and consultants to purchase the Company's Common Stock at prices not less than the fair market value at the time of grant, which become exercisable as described in the respective Award Agreement. Pursuant to the 1995 Plan, as of April 1, 1997 an aggregate of 704,394 shares of the Company's Common Stock is available for issuance upon the exercise of such options, awards and rights, which may be granted over a ten-year period.

   The following table summarizes the activity of stock options granted by the
Company:

                                                                     PRICE
                                                 SHARES            PER SHARE
                                                --------       -----------------
Outstanding, March 31, 1995 ..............       154,796       $    .23 to $4.65
 Granted .................................       133,300       $            7.44
 Exercised ...............................       (36,546)      $    .23 to $2.33
 Canceled ................................       (10,750)      $            4.55
                                                --------
Outstanding, March 31, 1996 ..............       240,800       $   4.65 to $7.44
                                                --------
 Granted .................................       329,350       $ 10.75 to $12.25
 Exercised ...............................       (21,500)      $  4.65 to $10.75
 Canceled ................................        (5,300)      $10.75 to $11.375
                                                --------
Outstanding, March 31, 1997 ..............       543,350       $ 4.65 to $11.375
                                                --------
 Granted .................................       116,576       $ 12.25 to $17.25
 Exercised ...............................        (1,860)      $          11.375
 Canceled ................................       (23,000)      $ 7.44 to $11.375
                                                --------
Outstanding, March 31, 1998 ..............       635,066       $4.65 to $17.25
                                                --------
Exercisable at end of year ...............       300,780
                                                ========

   The weighted average fair value of stock options granted during 1996, 1997 and 1998 was $7.44, $11.32 and $10.29 per share, respectively. The fair value of each option grant is estimated on the date of grant using the Black-Scholes options-pricing model. The model assumed expected volatility of 0%, 47.6% and 65.8%, weighted average risk-free interest rates of 6.66%, 6.75% and 5.61%, for grants in 1997 and 1998, respectively, and an expected life of four years for 1996 and 1997 and six years in 1998. As the Company has not declared dividends since it became a public entity, no dividend yield was used. Actual value realized, if any, is dependent on the future performance of the Company's Common Stock and overall stock market conditions. There is no assurance the value realized by an optionee will be at or near the value estimated by the Black-Scholes model.

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

                                                YEARS ENDED MARCH 31,
                                         ----------------------------------
                                       (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                           1996         1997         1998
                                          -------    ---------    ---------
Net income:
  As reported ........................    $   771    $   5,077    $   7,678
  Pro forma ..........................    $   686    $   4,928    $   7,415

Basic earnings per common share:
  As reported ........................    $  0.31    $    0.72    $    0.69
  Pro forma ..........................    $  0.28    $    0.70    $    0.67

Diluted earnings per common share:
  As reported ........................    $  0.31    $    0.71    $    0.68
  Pro forma ..........................    $  0.28    $    0.69    $    0.65

(9) INCOME TAXES

   The components of income tax expense applicable to continuing operations are as follows:

                                                        YEARS ENDED MARCH 31,
                                                           (IN THOUSANDS)
                                                    ----------------------------
                                                     1996        1997      1998
                                                    ------      ------    ------
Current ......................................      $ --        $  770    $   58
Deferred .....................................         709       2,573     4,440
                                                    ------      ------    ------
                                                    $  709      $3,343     4,498
                                                    ======      ======    ======

   Income taxes for financial reporting purposes differs from the amount computed by applying the statutory federal income tax rate of 34% in 1996 and 1997 and 35% in 1998 to income before income taxes as follows:

                                                          YEARS ENDED MARCH 31,
                                                             (IN THOUSANDS)
                                                       ------------------------
                                                        1996       1997   1998
                                                       -----     ------  ------
Expected tax expense at U.S. statutory rate .......    $ 708     $2,863  $4,262
Expenses not deductible ...........................       35         70     159
State income taxes, net of federal effect .........      (37)       310     340
Other .............................................        3        100    (263)
                                                       -----     ------  ------
Provision for income taxes ........................    $ 709     $3,343  $4,498
                                                       =====     ======  ======

   The extraordinary loss of $.5 million in 1996 is net of deferred tax benefits of $.3 million.

   The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are presented below:

                                                                  MARCH 31,
                                                               (IN THOUSANDS)
                                                            -------------------
                                                             1997         1998
                                                            ------      -------
Deferred tax assets:
 Allowance for uncollectible accounts receivable .....      $  210      $   356
 Reserve for worker's compensation ...................         621          736
 Accrued bonuses .....................................         249          301
 Net operating loss carryforwards ....................         641        7,973
 Alternative minimum tax credit carryforwards ........         869          720
 Foreign tax credit carryforwards ....................         124          167
 Other ...............................................          39            0
                                                            ------      -------
     Total gross deferred tax assets .................       2,753       10,253
                                                            ------      -------
Deferred tax liabilities:
 Property and equipment ..............................       8,074       20,674
 Accounts Recievable .................................         --           522
                                                            ------      -------
 Total gross deffered tax liability ..................       8,074       21,196
                                                            ------      -------
     Net deferred tax liability ......................      $5,321      $10,943
                                                            ======      =======

   The Company anticipates the reversal of existing taxable temporary differences will provide sufficient taxable income to realize the benefits of its deferred tax assets.

   At March 31, 1998, the Company had $.7 million of alternative minimum tax credit carryforwards available to reduce regular Federal income taxes which have no expiration date. The Company has Federal and State net operating loss carryforwards of approximately $21 and $7.3 million, respectively. The Federal net operating losses expire in the year beginning 2011. The State net operating losses expire in the years beginning 2002. The Company also has foreign tax credits of approximately $.2 million for federal income tax purposes which expire in 2002.

   As a result of certain acquisitions involving capital stock, the Company provided for deferred tax liabilities of $2.5 million and $1 million in fiscal years ended March 31, 1997 and 1998, respectively, due to differences in basis of assets for financial reporting and income tax purposes.

(10) RELATED PARTY TRANSACTIONS

   The Company previously retained a company owned by a member of the Board of Directors to provide consulting services. Additionally, the Company retained the services of a family member of an Officer of the Company and purchased products from a company owned by a family member of an Officer of the Company. Payments for these services, expenses and products for the years ended March 31, 1996, 1997 and 1998, were $.05 million, $.02 million and $.14 million, respectively.

(11) EMPLOYEE BENEFIT PLANS

   The Company has a welfare benefit plan (the "Plan") to provide medical benefits for eligible employees and their dependents. Contributions to the Plan are made by the Company and covered employees. The Plan may be terminated at the discretion of the Company. Contributions to the Plan in the amounts of $.7 million, $1.0 million and $3.6 million were made in fiscal 1996, 1997 and 1998, respectively.

   The Company has a 401(k) savings plan. Eligible employees can make contributions to the plan. The Company may, at its option, match a portion of the contributions made by the employees. The Company did not match employee contributions made in fiscal 1996, 1997 or fiscal 1998.

(12) COMMITMENTS AND CONTINGENCIES

   Under the Company's worker's compensation insurance program, the Company pays the first $250,000 of all claims with no aggregate limit in any one year. Provision for claims under the program has been made in the financial statements which represent the expected future payments based on the estimated ultimate costs for incidents incurred through the end of each period. The insurance carrier required the Company to make a deposit of $.33 million, which has been included in other assets in the accompanying balance sheet. In addition, the Company has entered into an agreement with an insurance carrier for the guarantee of deductible reimbursements. The agreement requires the Company to establish a letter of credit (note 4) and a surety bond in favor of its respective insurance carriers. The amount of the surety bond for the year ended March 31, 1998 was $1.6 million.

   The Company is involved in various claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the Company's consolidated financial position or results of operations.

(13) SUPPLEMENTARY INFORMATION

                                                                  MARCH 31,
                                                          ---------------------
                                                               (IN THOUSANDS)
                                                             1997        1998
                                                          ---------   ---------
Receivables:
 Trade receivables .....................................  $  31,475   $  40,598
 Less allowance for doubtful accounts ..................       (561)       (966)
                                                          ---------   ---------
     Net trade receivables .............................  $  30,914   $  39,632
                                                          =========   =========
Prepaid expenses and other:
 Prepaid expenses ......................................  $      68   $     293
 Other current assets ..................................        376         280
                                                          ---------   ---------
     Total prepaids and other assets ...................  $     444   $     573
                                                          =========   =========
Property and equipment:
 Land ..................................................  $      98   $     143
 Buildings .............................................        754       3,332
 Well servicing equipment ..............................    150,981     167,684
 Automobiles, trucks and other vehicles ................     12,951      28,184
 Office furniture and other equipment ..................        692       1,868
                                                          ---------   ---------
                                                            165,476     201,211
 Less accumulated depreciation and amortization ........    (19,835)    (36,365)
                                                          ---------   ---------
     Net property and equipment ........................  $ 145,641   $ 164,846
                                                          =========   =========
Goodwill and other assets:
 Goodwill (net of accumulated amortization of
     $680 and $2,473) ..................................  $  40,060   $  41,138
 Other assets (net of accumulated amortization of
     $448 and $2,125) ..................................     12,748      16,232
 Deposits and notes receivable .........................        351         496
                                                          ---------   ---------
                                                          $  53,159   $  57,866
                                                          =========   =========
Accrued liabilities:
 Accrued payroll .......................................  $   2,196   $   1,951
 Accrued insurance .....................................      1,657       1,952
 Other accrued expenses ................................      4,769       4,922
                                                          ---------   ---------
                                                          $   8,622   $   8,825
                                                          =========   =========

(14) QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

Summarized quarterly financial data for 1997 are as follows:

                                         FIRST     SECOND      THIRD     FOURTH
                                        QUARTER    QUARTER    QUARTER    QUARTER
                                        -------    -------    -------    -------
                                        (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
   Revenues ........................    $14,677    $19,134    $22,456    $36,361
   Operating income ................      1,550      2,154      2,769      3,563
   Net income ......................      1,016      1,159      1,550      1,352
   Earnings per share -- basic .....        .16        .18        .24        .14
   Earnings per share -- diluted ...        .15        .18        .24        .14

Summarized quarterly financial data for 1998 are as follows:

                                         FIRST     SECOND      THIRD     FOURTH
                                        QUARTER    QUARTER    QUARTER    QUARTER
                                        -------    -------    -------    -------
                                        (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
Revenues ...........................    $54,732    $59,856    $55,410    $56,164
Operating income ...................      5,869      5,856      6,268      6,010
Net income .........................      1,876      2,077      2,143      1,582
Earnings per share -- basic ........        .17        .19        .19        .14
Earnings per share -- diluted ......        .17        .18        .19        .14

                                    PART III

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

   Not applicable.

ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

   Information concerning Directors and Executive Officers of the Company is incorporated by reference from the Company's definitive Proxy Statement and related materials in connection with the annual meeting of shareholders expected to be held on September 30, 1998. The incorporated portions consist of all of the disclosures that appear in that Proxy Statement under the headings "Nominees for Election as Directors" and "Executive Officers."

ITEM 11.    EXECUTIVE COMPENSATION

   Information concerning Executive Compensation is incorporated by reference from the Company's definitive Proxy Statement and related materials in connection with the annual meeting of shareholders expected to be held on September 30, 1998. The incorporated portions consist of all of the disclosures that appear in that Proxy Statement under the heading "Executive Compensation."

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

   Information concerning the Security Ownership of Certain Beneficial Owners and Management is incorporated by reference from the Company's definitive Proxy Statement and related materials in connection with the annual meeting of shareholders expected to be held on September 30, 1998. The incorporated portions consist of all of the disclosures that appear in that Proxy Statement under the heading "Security Ownership of Certain Beneficial Owners and Management."

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

   Information concerning Certain Relationships and Related Transactions is incorporated by reference from the Company's definitive Proxy Statement and related materials in connection with the annual meeting of shareholders expected to be held on September 30, 1998. The incorporated portions consist of all of the disclosures that appear in that Proxy Statement under the heading "Certain Relationships and Related Transactions."

                                     PART IV

ITEM 14.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) (1) The following consolidated financial statements of Dawson Production Services, Inc. and subsidiaries are included in Item 8:

        Independent Auditors' Report

        Consolidated Balance Sheets as of March 31, 1997 and March 31, 1998

        Consolidated Statements of Income for each of the years in the three-year period ended March 31, 1998

        Consolidated Statements of Shareholders' Equity for each of the years in the three-year period ended March 31, 1998

        Consolidated Statements of Cash Flows for each of the years in the three-year period ended March 31, 1998

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

   (3) Listing of Exhibits (included herein)

(b) Reports on Form 8-K. The Company has not filed any reports on Form 8-K for the year ended March 31, 1998.

ITEM 16. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

(a)    Exhibits:

EXHIBIT
NUMBER
-------
3.1 -Amended and Restated Articles of Incorporation of the Company, as amended by Articles of Amendment to the Amended and Restated Articles of Incorporation (incorporated by reference as Exhibit 3.1 of the Registrant's Registration Statement on Form S-1 [No. 333-00452 dated March 14, 1996]).

3.2   -Bylaws of the Company, as amended (incorporated by reference as Exhibit
       3.2 of the Registrant's Registration Statement on Form S-1 [No. 333-00452 dated March 14, 1996]).

4.1 -Specimen stock certificate evidencing the Common Stock (incorporated by reference as Exhibit 4.1 of the Registrant's Registration Statement on Form S-1 [No. 333-00452 dated March 14, 1996]).

4.2 -See Exhibits 3.1 and 3.2 for provisions of the Articles of Incorporation and Bylaws of the Company defining the rights of the holders of Common Stock.

4.3 -Indenture between the Company and U.S. Trust Company of Texas, N.A. related to the offering of the 9 3/8% Senior Notes due 2007 (incorporated by reference from Exhibit 4.3 of the Company's report on Form 10-K filed June 30, 1997 [No. 000-27732]).

4.4 -Rights Agreement, dated as of September 11, 1997, between Dawson Production Services, Inc., and Harris Trust Company of New York as Rights Agent, which includes as EXHIBIT A thereto the Form of Rights Certificate (incorporated by reference as Exhibit 1 of the Company's Registration statement on Form 8-A [No. 000-2773 dated Sepptember 18, 1997]).

10.1 -Dawson Production Services, Inc. 1995 Incentive Plan (incorporated by reference as Exhibit 10.1 of the Registrant's Registration Statement on Form S-1 [No. 333-00452 dated March 14, 1996]).

10.2 -Employment Agreement between the Company and Michael E. Little dated as of April 1, 1996 (incorporated by reference as Exhibit 10.2 of the Registrant's Registration Statement on Form S-1 [No. 333-00452 dated March 14, 1996]).

10.3 -Service contract between the Company and Union Pacific Resources Company dated December 8, 1992 and Purchase Order dated April 27, 1995 (incorporated by reference as Exhibit 10.4 of the Registrant's Registration Statement on Form S-1 [No. 333-00452 dated March 14, 1996]).

10.4 -Credit Agreement between the Company and The Frost National Bank, dated February 20, 1997, relating to a $50.0 million Working Capital Revolving Facility (incorporated by reference from Exhibit 10.4 of the Company's report on Form 10-K filed June 30, 1997 [No. 000-27732]).

10.5 -Security Agreement between the Company and The Frost National Bank, dated as of February 20, 1997 relating to the Working Capital Revolving Facility. Pursuant to Item 601, Instructions of Reg. S-K, identical copies of the Security Agreement are not included for the following debtors or guarantors: Dawson Production Acquisition Corp., Dawson Production Management, Inc., Taylor Companies, Inc., Dawson Production Partners, L.P., Dawson Production Services de Mexico, S.A. de C.V.

10.6 -Non-Negotiable Convertible Debenture dated December 1, 1994 executed by Dawson WellTech, L.C., as maker, and payable to Well Solutions, Inc., and Amendment and Modification of Non-Negotiable Convertible Debenture (incorporated by reference as Exhibit 10.11 of the Registrant's Registration Statement on Form S-1 [No. 333-00452 dated March 14, 1996]).

10.7 -Agreement for the Acquisition of Minority Interest in Dawson WellTech, L.C. between the Company and WellTech, Inc. dated as of November 1, 1995 (incorporated by reference as Exhibit 10.12 of the Registrant's Registration Statement on Form S-1 [No. 333-00452 dated March 14, 1996]).

10.8 -Agreement for the Conversion of Securities of Dawson Well Servicing, Inc. among the Company, RIMCO Partners, L.P., RIMCO Partners, L.P. II, RIMCO Partners, L.P. III, Triad Ventures Limited II and Nueces

       Ventures, Inc., dated as of November 1, 1995, and Joint Agreement executed by NationsBanc Capital Corporation (incorporated by reference as Exhibit 10.13 of the Registrant's Registration Statement on Form S-1
       [No. 333-00452 dated March 14, 1996]).

10.9 -Registration Rights Agreement among the Company, WellTech, Inc., RIMCO Partners, L.P., RIMCO Partners, L.P. II, RIMCO Partners, L.P. III, RIMCO Partners, L.P. IV, Triad Ventures Limited II, NationsBanc Capital Corporation and Nueces Ventures, Inc., dated as of November 1, 1995 (incorporated by reference as Exhibit 10.14 of the Registrant's Registration on Form S-1 [No. 333-00452 dated March 14, 1996]).

10.10 -Omitted.

10.11 -Form of Indemnification Agreement between the Company and each of its directors and executive officers (incorporated by reference as Exhibit
       10.16 of the Registrant's Registration Statement on Form S-1 [No. 333-00452 dated March 14, 1996]).

10.12 -Employment Agreement between the Company and P. Mark Stark dated as of April 1, 1996 (incorporated by reference as Exhibit 10.17 of the Registrant's Registration Statement on Form S-1 [No. 333-00452 dated March 14, 1996]).

10.13 -Employment Agreement between the Company and Joseph Eustace dated as of April 1, 1996 (incorporated by reference as Exhibit 10.18 of the Registrant's Registration Statement on Form S-1 [No. 333-00452 dated March 14, 1996]).

10.14 -Promissory Notes dated November 1, 1994 and February 1, 1996 payable to the Company by Michael E. Little (incorporated by reference as Exhibit
       10.19 of the Registrant's Registration Statement on Form S-1 [No. 333-00452 dated March 14, 1996]).

10.15 -Voting Agreement among RIMCO Partners, L. P., RIMCO Partners, L. P. II, RIMCO Partners, L. P. III, RIMCO Partners, L. P. IV, Triad Ventures Limited II, the Company and Michael E. Little dated November 28, 1994, and letter dated January 16, 1995 relating thereto (incorporated by reference to Exhibit 10.9 to the Registrant's Registration Statement on Form S-1 effective March 20, 1996 [File No. 333-00452]).

10.16 -Purchase Agreement between the Company and Pride Petroleum Services, Inc. a Louisiana corporation, (incorporated by reference from Exhibit 10.16 of the Company's Registration Statement on Form S-1 [File No. 333-19413 dated as of December 23, 1996]).

10.17 -First Amendment to Purchase Agreement dated February 20, 1997 between the Company and Pride Petroleum Services, Inc. a Louisiana corporation, (incorporated by reference from Exhibit 10.24 of the Company's report on Form 8-K filed March 7, 1997 [File No. 0-27732]).

10.18 -Stock Purchase Agreement dated July 8, 1996 among Dawson Production Services, Inc., a Texas Corporation (the "Buyer"), PSD Investments, Ltd., a Texas limited partnership(the "Seller"), John Randall Taylor, an individual residing in Panola County, Texas, in his individual capacity, and as general partner and sole managing partner of the Seller and his spouse, Kathy Dianne Taylor, who is also an individual residing in Panola County, Texas, in her individual capacity and as a general partner of the Seller (incorporated by reference as Exhibit 10.23 of the Registrant's Current Report on Form 8-K [No. 0-27732 dated July 29, 1996]).

10.19 -First Amendment dated July 29, 1996 to Stock Purchase Agreement dated July 8, 1996 by and among Dawson Production Services, Inc., a Texas corporation (the "Buyer"), PSD Investments, Ltd., a Texas limited partnership (the "Seller"), John Randall Taylor,an individual residing in Panola County, Texas, in his individual capacity, and as general partner and sole managing partner of the Seller and his spouse, Kathy Dianne Taylor, who is also an individual residing in Panola County, Texas, in her individual capacity and as a general partner of the Seller (incorporated by reference as Exhibit 10.24 of the Registrant's Current Report on Form 8-K (No. 0-27732 dated July 29, 1996)).

10.20 -Omitted.

10.21 -Omitted.

10.25 -Dawson Production Services, Inc., Amended and Restated 1995 Incentive Plan (Amended as of July 31, 1997) (incorporated by reference from
       Exhibit 10.1(a) of the Company's report on Form 10-Q for the quarterly period ended June 30, 1997 [No. 0-27732]).

10.26 -Agreement Regarding Election of Directors dated as of November 21, 1996 by and between the Company and RIMCO Partners, L.P., RIMCO Partners, L.P. II, RIMCO Partners, L.P. III, and RIMCO Partners, L.P. IV.

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

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of San Antonio, State of Texas, on June 19, 1998.

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

      Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons in the capacities and on the dates indicated:

SIGNATURE                     CAPACITY                            DATE

/s/MICHAEL E. LITTLE          Chairman of the Board, President,   June 19, 1998
Michael E. Little             Chief Executive Officer and
                              Director (Principal Executive
                              Officer)

/s/P. MARK STARK              Chief Financial Officer (Principal  June 19, 1998
P. Mark Stark                 Accounting and Financial Officer)

/s/WM. WARD GREENWOOD         Director                            June 19, 1998
Wm. Ward Greenwood

/s/J. MICHAEL BELL            Director                            June 18, 1998
J. Michael Bell

/s/DOUGLAS D. LEWIS           Director                            June 18, 1998
Douglas D. Lewis

/s/LAWRENCE C. PETRUCCI       Director                            June 19, 1998
Lawrence C. Petrucci