Form 10-K/A
period 1998-03-31
DAWSON PRODUCTION SERVICES INC
filed 1998-07-29
CIK 1005970

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                 FORM 10-K/A

                               Amendment No. 1


            [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                    For the Fiscal Year Ended March 31, 1998

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                         Commission file number 0-27732

                       DAWSON PRODUCTION SERVICES, INC.
            (Exact name of registrant as specified in its charter)

                    Texas                                  74-2231546
         (State or other jurisdiction of                (I.R.S. Employer
          incorporation of organization)             Identification Number)

            112 E. Pecan Street, Suite 1000, San Antonio, Texas 78205
                    (Address of principal executive offices)

       Registrant's telephone number, including area code: (210) 476-0420
        Securities registered pursuant to Section 12(b) of the Act: None
          Securities registered pursuant to Section 12 (g) of the Act:

                          Common Stock, $.01 Par Value
                          Common Stock Purchase Rights

                                 --------------

  Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 and 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

  The aggregate market value of the voting stock (which consists solely of shares of Common Stock) held by non-affiliates of the Registrant as of June 17, 1998 was approximately $124,632,985.

  The number of shares of the issuer's Common Stock, par value $.01 per share, outstanding as of June 17, 1998 was 11,202,965.

                                   PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS

      The following table sets forth certain information with respect to each director and each executive officer of the Company.

           NAME                   AGE                     POSITION
           ----                   ---                     --------
Michael E. Little(1)               43         Chairman of the Board,
                                              President and Chief Executive
                                              Officer

Russell Banks(1)                   78         Director

J. Michael Bell(2)                 59         Director

Wm. Ward Greenwood(1)(3)           45         Director

Douglas D. Lewis(2)                52         Director

Paul E. McCollam(2)                53         Director

Stephen E. Oakes                   48         Director

Lawrence C. Petrucci(3)            39         Director

James Byerlotzer                   52         Senior Vice President and Chief
                                              Operating Officer

P. Mark Stark                      43         Chief Financial Officer

Joseph B. Eustace                  43         Vice President of East
                                              Texas/Gulf Coast Region

Michael R. Furrow                  51         Vice President of Permian Basin
                                              Region

Jim D. Flynt                       53         Vice President of California
                                              Region
------------
(1)     Member of the Nominations Committee
(2)     Member of the Compensation Committee
(3)     Member of the Audit Committee

      MICHAEL E. LITTLE has been President, Chief Executive Officer and a director of the Company since 1982 and Chairman of the Board since 1983. From 1980 to 1982, he was Vice President of Cambern Engineering, Inc., a company that provided drilling and completion consulting services in the Texas Gulf Coast area. From 1976 to 1980, he was employed by Chevron USA as a drilling foreman in Midland, Texas and as a drilling engineer in New Orleans, Louisiana. Mr. Little received his Bachelor of Science degree in Petroleum Engineering in 1978 from Texas Tech University.

      RUSSELL BANKS has been a director of the Company since April 1996. From 1962 to 1995, Mr. Banks was president and chief executive officer of Grow Group, Inc., which was a New York Stock Exchange company that produced coatings, paints and household products. Since 1995, Mr. Banks has been a principal of Russell Banks & Co., Ltd., a financial consulting firm. Mr. Banks is also on the board of directors of GVC Venture Corporation. Mr. Banks is a past president of the National Paint and Coatings Association, has served on the executive committee of the board of directors of the American Management Association and is currently on its general management council.

      J. MICHAEL BELL has been a director of the Company since 1982. For more than the past five years, he has served as the president of Southwest Venture Management Company, a firm that provides investment management and advisory services to three venture capital funds. Mr. Bell also serves as the managing general partner of each of these funds, one of which is HixVen Partners, a shareholder of the Company.

      WM. WARD GREENWOOD has been a director of the Company since 1983. Mr. Greenwood served as Chief Financial Officer of the Company from December 1994 through December 1995. Since 1990, Mr. Greenwood has been the president and sole shareholder of Nueces Ventures, Inc. ("Nueces"), a firm that provides financial consulting services with respect to acquisitions and capital formation. Since October 1995, he has also served as a principal of First Capital Group of Texas II, L.P., a private equity fund. Since 1982, Mr. Greenwood has provided financial consulting services to the Company, most recently through Nueces. See "Certain Relationships and Related Transactions."

      DOUGLAS D. LEWIS has been a director of the Company since 1982. Since 1972, Mr. Lewis has been in the real estate construction, development and management business, most recently as principal of Vanguard Development, Inc., which he formed in 1987.

      PAUL E. MCCOLLAM has been a director of the Company since 1991. Since 1985, he has been a managing director of Resource Investors Management Company Limited Partnership, a full service investment management company specializing in the energy industry, and the general partner of RIMCO Parties. Mr. McCollam serves as a director of the Company pursuant to the Voting Agreement described below. See "Agreements Relating to Directors."

      STEPHEN F. OAKES has been a director of the Company since 1994. From 1989 to 1992, he served as managing director of Robert Fleming, Inc., an investment banking company. He has been associated with Resource Investors Management Company Limited Partnership, a full service investment management company specializing in the energy industry, and the general partner of RIMCO Partners, L.P., RIMCO Partners, L.P. II, RIMCO Partners, L.P. III and RIMCO Partners, L.P. IV (the "RIMCO Parties") , since 1992, serving as managing director since 1993. Mr. Oakes serves as a director of the Company pursuant to the Voting Agreement described below. See "Agreements Relating to Directors."

      LAWRENCE C. PETRUCCI has been a director of the Company since 1996. Since June 1997, Mr. Petrucci has served as an Associate Director of Scotia Capital Markets (U.S.A.), Inc., an investment banking and financial advisory service. From 1991 to 1997, Mr. Petrucci served as vice president of First Albany Corporation, a provider of investment banking, financial advisory and brokerage services. From April 1990 through June 1991, Mr. Petrucci was a portfolio manager with Westinghouse Credit Corporation, a financial services company.

      JAMES BYERLOTZER was appointed Senior Vice President and Chief Operating Officer of the Company on or about April 3, 1997. Mr. Byerlotzer was employed by the Company on February 20, 1997 upon the closing of the acquisition by the Company of a transaction (the "Pride Acquisition") in which it acquired all of the domestic onshore operations of Pride Petroleum Services, Inc., a Louisiana corporation ("Pride"). From 1981 until his employment with the Company, Mr. Bylerlotzer was employed by Pride. Beginning in February 1996, Mr. Byerlotzer served as the Vice President Domestic Operations of Pride. Prior to that time, he served as Pride's Vice President - Central Area and in various other operating positions. Pursuant to the provisions of that certain Purchase Agreement dated on or about December 23, 1996 between the Company and Pride (the"Pride Agreement"), the Company has agreed that, if it terminates certain former employees of Pride, including Mr. Byerlotzer, without cause prior to August 1998, the Company shall pay such employee an amount which is equal to the product of one month's current salary at the time of termination, times such employee's number of full years of service for Pride.

      P. MARK STARK has served as Chief Financial Officer of the Company since January 1996. From 1991 through 1995, he was chief financial officer of the Y.O. Ranch and family holdings of the Schreiner family which has interests in agribusiness, tourism, lodging and retail and real estate development. From 1979 through 1991, Mr. Stark was employed by Shelton Ranch Corporation and its successor, Texas Hill Country Orchards, LLP, serving as chief financial officer from 1984 through 1991. His duties with Shelton Ranch Corporation included serving as treasurer of Shelton Energy Resources, Ltd., an oil and gas exploration and production partnership among Shelton Ranch Corporation, Prudential Insurance Company of America and Shell Oil Company. Mr. Stark received his Bachelor of Business Administration degree in Finance from the University of Texas in 1977, and his Master of Business Administration degree in 1978 from Southern Methodist University.

      JOSEPH B. EUSTACE was appointed Vice President of East Texas/Gulf Coast Region in April 1997. From March 1983 until the Pride Acquisition in February 1997, he served as Vice President of Operations and Chief Operating Officer of the Company. From June 1981 to March 1982, he served as assistant manager of ServRigs, Inc., the Company's largest competitor at the time. Mr. Eustace received his Bachelor of Arts degree in Agribusiness in 1978 from Texas Tech University.

      MICHAEL R. FURROW was appointed Vice President of Permian Basin Region in April 1997. He was employed by the Company in February 1997 upon the closing of the Pride Acquisition. Mr. Furrow joined Pride Petroleum Services, Inc. in February, 1990 where he held the positions of Vice President and area manager in locations such as Alice, Texas and Bakersfield, California. He has served in his capacity as a regional manager over the Permian Basin region since January 1996. Prior to his employment with Pride, Mr. Furrow worked for Harkins & Company for six years and with Shell Oil Company for 15 years. Pursuant to the provisions of the Pride Agreement, the Company has agreed that, if it terminates certain former employees of Pride, including Mr. Furrow, without cause prior to August 1998, the Company shall pay such employee an amount which is equal to the product of one month's current salary at the time of termination, times such employee's number of full years of service for Pride.

      JIM D. FLYNT was appointed Vice President of California Region in April 1997. He was employed by the Company in February 1997 upon the closing of the Pride Acquisition. Mr. Flynt joined Pride Petroleum Services, Inc. in January, 1996 as the Vice President and area manager for the Western Area which is the California Region for Dawson. Prior to his employment with Pride, Mr. Flynt worked for California Production Service for over 19 years, 12 of which were in the capacity of Vice President of Operations. Pursuant to the provisions of the Pride Agreement, the Company has agreed that, if it terminates certain former employees of Pride, including Mr. Flynt, without cause prior to August 1998, the Company shall pay such employee an amount which is equal to the product of one month's current salary at the time of termination, times such employee's number of full years of service for Pride.

AGREEMENTS RELATING TO DIRECTORS

      An Agreement Regarding Election of Directors dated as of November 21, 1996 (the "Voting Agreement"), provides that the Company will use its best efforts to cause the election of two persons reasonably acceptable to the Company designated by the RIMCO Parties to the Company's Board of Directors as long as the RIMCO Parties own at least 10% of the issued and outstanding shares of Common Stock, on a fully diluted basis. In addition, as long as the RIMCO Parties own less than 10% but 5% or more of the issued and outstanding shares of Common Stock, the Company is required to use its best efforts to elect one person reasonably acceptable to the Company designated by the RIMCO Parties to the Company's Board of Directors. Messrs. McCollam and Oakes currently serve as directors and are expected to be nominated for reelection pursuant to these provisions.

COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

      During the fiscal year ended March 31, 1998, based on a review of Forms 3 and 4 furnished to the Company during its most recent fiscal year and Forms 5 furnished to the Company with respect to its most recent fiscal year, Mike Furrow failed to make a timely filing of one Form 4 which was required to report one transaction involving the purchase of shares of Common Stock.

ITEM 11.  EXECUTIVE COMPENSATION

COMPENSATION OF EXECUTIVE OFFICERS

      The following table sets forth certain information for the fiscal years ended March 31, 1998, 1997 and 1996, with respect to the Chief Executive Officer (Mr. Little), the Chief Operating Officer (Mr. Byerlotzer), the Chief Financial Officer (Mr. Stark), the Vice President of East Texas/Gulf Coast Region (Mr. Eustace), the Vice President of the California Region (Mr. Flynt) and the Vice President of the Permian Basin (Mr. Furrow) (collectively, the "Named Executive Officers"). There were no other executive officers of the Company who received annual compensation (including salary and bonuses earned) which exceeded $100,000 during fiscal year 1998.

                                                                    ANNUAL COMPENSATION(1)             LONG-TERM COMPENSATION
                                                                   -----------------------      ------------------------------------
                       FISCAL                PRINCIPAL                                             SECURITIES             ALL OTHER
     NAME               YEAR                 POSITION              SALARY         BONUS(2)      UNDERLYING OPTIONS      COMPENSATION
     ----               ----                 --------              ------         --------      ------------------      ------------
Michael E. Little       1998      Chairman of the Board,          $264,423        $163,489           30,000                  --
                                  President and Chief Executive
                                  Officer
                        1997                                      $174,038        $175,000           87,380                  --
                        1996                                      $150,000        $ 50,000           51,600
                                                                                  $241,000(3)

James Byerlotzer        1998      Chief Operating Officer         $166,519        $ 59,265           12,429                  --
                        1997                                      $ 22,749(4)         --               --                    --
                        1996                                          --              --               --                    --


Joseph B. Eustace       1998      Vice President of East          $132,212        $ 33,398            7,125                  --
                        1997      Texas/Gulf Coast Region         $124,000        $ 80,000           63,520                  --
                        1996                                      $ 96,200        $ 20,000           17,200                  --
                                                                                  $ 24,000(3)

Jim D. Flynt            1998      Vice President of California    $120,000        $ 30,802            6,964                  --
                        1997      Region                          $ 20,577(4)         --               --                    --
                        1996                                          --              --               --                    --

Michael R. Furrow       1998      Vice President of               $112,568        $ 45,698            6,429                  --
                        1997      Permian Basin Region            $ 18,849(4)         --               --                    --
                        1996                                          --              --               --                    --

---------------------

(1) The value of perquisites and personal benefits are excluded because the aggregate amount thereof did not exceed the lesser of $50,000 or 10% of the total annual salary and bonus reported for each Named Executive Officer.

(2) Bonuses are awarded annually in the discretion of the Compensation Committee with respect to performance in the fiscal year indicated; the amount of the bonuses is determined and the bonuses are paid in the following fiscal year.

(3) In the fiscal year ended March 31, 1996, in addition to standard bonuses, the Board of Directors declared special bonuses in the amount of $241,000 for Mr. Little and $24,000 for Mr. Eustace, each of whom exercised non-statutory stock options and incurred federal income tax liability in connection with such exercises.

(4) Employment commenced February 1, 1997.

STOCK OPTION GRANTS IN FISCAL 1998

    The following table shows information concerning individual grants of stock options during fiscal year 1998 to the Named Executive Officers.

                                                                                             POTENTIAL REALIZABLE VALUE AT ASSUMED
                                                                                                  ANNUAL RATES OF STOCK PRICE
                                                                                                    APPRECIATION FOR OPTION
                                                                                                              TERM
                                                                                                    -----------------------
                       NO. OF SECURITIES
                      UNDERLYING OPTIONS    % OF TOTAL OPTIONS    EXERCISE
     NAME                  GRANTED        GRANTED TO EMPLOYEES     PRICE      EXPIRATION DATE       5%                   10%
     ----                  -------        --------------------     -----      ---------------     --------             --------
Michael E. Little           30,000                 34.7%           $17.25          6/30/07        $325,453             $824,762
James Byerlotzer            12,429                 14.4%           $17.25          6/30/07        $134,835             $341,699
Joseph B. Eustace            7,125                 8.2%            $17.25          6/30/07        $ 77,295             $195,881
Jim D. Flynt                 6,964                 8.0%            $17.25          6/30/07        $ 75,548             $191,455
Michael R. Furrow            6,429                 7.4%            $17.25          6/30/07        $ 69,745             $176,746

STOCK OPTION EXERCISES AND HOLDINGS

      The following table sets forth information concerning the exercise of stock options during the fiscal year ended March 31, 1998, and the number and value of unexercised stock options held as of the end of the fiscal year ended March 31, 1998 by the Named Executive Officer.

                                                                              AT MARCH 31, 1998
                                             --------------------------------------------------------------------------------------
                                                 NUMBER OF UNEXERCISED OPTIONS                   VALUE OF IN-THE-MONEY OPTIONS
                                             --------------------------------------         ---------------------------------------
      NAME             OPTIONS EXERCISED     EXERCISABLE              UNEXERCISABLE         EXERCISABLE*             UNEXERCISABLE*
      ----             -----------------     -----------              -------------         ------------             --------------
Michael E. Little              0               151,052                    82,428             $1,907,032                 $661,904
James Byerlotzer               0                  0                       12,429             $        0                 $      0
Joseph B. Eustace              0                64,108                    45,237             $ 809,364                  $481,164
Jim D. Flynt                   0                  0                        6,964             $       0                  $      0
Michael R. Furrow              0                  0                        6,429             $       0                  $      0

------------------
*   Based on closing price of $12.625 on March 31, 1998.

EMPLOYMENT AGREEMENTS

      The Company has entered into an employment agreement with Mr. Little. Mr. Little's agreement is for a three-year term commencing April 1, 1996 and provides for an annual base salary of $175,000 in the first year, increasing to $200,000 in the second year and to $225,000 in the third year. The agreement does not provide for a mandatory bonus, but the Board of Directors may, in its discretion, award an annual bonus without regard to the special bonuses described in the footnotes to the Summary Compensation Table. In view of the increase in the Company's size as a result of the Pride Acquisition, Mr. Little's employment agreement was amended on July 31, 1997 to increase his annual base compensation to $300,000 effective April 1, 1997. His contract also was amended to remove the bonus limitation of 50% of annual base salary. If Mr. Little's employment is terminated without cause in the first, second or third year of the agreement, he will be entitled to severance compensation in an amount equal to his then current annual base salary rate for 14, 15, or 16 months, respectively. If Mr. Little's employment is terminated in connection with a change of control of the Company, he will be entitled to severance compensation in an amount equal to three times his then current annual base salary. If Mr. Little's employment is constructively terminated in connection with a change of control of the Company, he will be entitled to severance compensation in an amount equal to two times his then current base salary.

        Mr. Eustace's employment agreement is for a three-year term commencing April 1, 1996 and provides for an annual base salary of $125,000 in the first year, increasing to $132,500 in the second year and to $140,000 in the third year. The Board of Directors may, in its discretion, award Mr. Eustace an annual cash bonus. If Mr. Eustace's employment is terminated without cause, he will be entitled to severence compensation in an amount equal to his then current annual base salary rate. If Mr. Eustace's employment is terminated in connection with a change of control of the Company, he will be entitled to severance compensation in an amount equal to 1.5 times his then current annual base salary. If Mr. Eustace's employment is constructively terminated in connection with a change of control of the Company, he will be entitled to severance compensation in an amount equal to his then current annual base salary.

        As of July 28, 1988, the Company does not have employment agreements with Messrs. Stark, Byerlotzer, Flynt or Furrow.

COMPENSATION OF DIRECTORS

      Pursuant to the Company's director compensation plan, effective September 11, 1997, each director receives (i) an annual retainer of $10,000 earned at $2,500 per calendar quarter; (ii) Board meeting fees of $2,500 per meeting attended in person ($500 for meetings attended via teleconference), to a maximum of $10,000 per fiscal year; (iii) Committee meeting fees of $1,000 per meeting ($1,200 for the Committee Chair), to a maximum of $4,000 per fiscal year (or $4,800 for the Committee Chair); (iv) annual stock option awards on April 1 of each year, beginning April 1, 1998, for 5,000 shares of the Company's Common Stock at the then fair market value, vesting upon termination of service as a director of the Company, with a five-year term following vesting; and (v) the reimbursement of reasonable travel expenses incurred in attending meetings of the Board of Directors.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

    No member of the Compensation Committee serves as an executive officer of the Company or as a director of any entity an executive officer of which serves on the Compensation Committee or as a director of the Company.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    The following table sets forth certain information regarding the beneficial ownership of the Common Stock as of July 15, 1998 by (i) each director of the Company, (ii) each Named Executive Officer, (iii) each person known or believed by the Company to own beneficially 5% or more of the Common Stock, and (iv) all directors and executive officers as a group. Unless otherwise indicated, each person has sole voting and dispositive power with respect to such shares.

                                          NUMBER OF      PERCENT BENEFICIALLY
NAME OF BENEFICIAL OWNER                  SHARES(1)           OWNED(1)
------------------------                  ---------           --------
Michael E. Little                        295,197(2)             2.6%
Russell Banks                             11,600(3)              *
J. Michael Bell                           61,100(4)              *
James Byerlotzer                           3,486(5)              *
Joseph B. Eustace                         87,530(6)              *
Michael R. Furrow                          2,646(7)              *
Wm. Ward Greenwood                        17,723(8)              *
Douglas D. Lewis                          23,933(8)              *
Paul E. McCollam                       1,267,334(9)            11.3%
Stephen F. Oakes                       1,263,034(10)           11.3%
Lawrence C. Petrucci                       4,300(11)             *
P. Mark Stark                             17,803(11)             *
RIMCO Partners, L.P.
     RIMCO Partners, L.P. II
     RIMCO Partners, L.P. III
     RIMCO Partners, L.P. IV           1,280,234(12)           11.4%

        Resource Investors Management
        Company Limited Partnership,
        their general partner

RIMCO Associates, Inc.,
its general partner
22 Waterville Road
Avon, Connecticut 06001

Key Energy Group, Inc.                   820,500                7.3%
Two Tower Center
Twentieth Floor
East Brunswick, NJ 08816

All executive officers and
directors as a group (12 persons)      1,805,552(13)          15.64%
---------------------
*   Less than 1%

(1) Shares of Common Stock that are not outstanding but that can be acquired by a person within 60 days upon exercise of an option or similar right are included in the number of shares beneficially owned and in computing the percentage for such person but are not included in the number of shares beneficially owned and in computing the percentage for any other person.

(2) Includes immediately exercisable options to purchase 157,052 shares of Common Stock.

(3) Includes immediately exercisable options to purchase 8,600 shares of Common Stock.

(4) Includes 39,600 shares owned by HixVen Partners, of which Mr. Bell, a director of the Company, is the managing general partner, and with respect to which shares he exercises sole voting and investment power. Also includes immediately exercisable options for the purchase of 17,200 shares of Common Stock, and 4,300 shares of Common Stock owned by Mr. Bell's wife as to which Mr. Bell disclaims any beneficial ownership.

(5) Includes immediately exercisable options to purchase 2,486 shares of Common Stock.

(6) Includes immediately exercisable options to purchase 65,533 shares of Common Stock.

(7) Includes 560 shares held by Michael R. Furrow's wife, Peggy H. Furrow.

(8) Includes immediately exercisable options to purchase 17,200 shares of Common Stock.

(9) Includes 1,250,134 shares of Common Stock beneficially owned by the RIMCO Parties and immediately exercisable options to purchase 17,200 shares of Common Stock. Mr. McCollam intends to direct to the RIMCO Parties the economic benefit of any options he has acquired in his capacity as a director of the Company. Mr. McCollam's address is c/o RIMCO Associates, Inc., 600 Travis Street, Suite 6875, Houston, Texas 77002.

(10) Includes 1,250,134 shares of Common Stock beneficially owned by the RIMCO Parties and immediately exercisable options to purchase 12,900 shares of Common Stock. Mr. Oakes intends to direct to the RIMCO Parties the economic benefit of any options he has acquired in his capacity as a director of the Company. Mr. Oakes' address is c/o RIMCO Associates, Inc., 22 Waterville Road, Avon, Connecticut 06001.

(11) Represents immediately exercisable options to purchase shares of Common Stock.

(12) The RIMCO Parties are limited partnerships; the general partner of each is Resource Investors Management Company Limited Partnership, and its general partner is RIMCO Associates, Inc. Voting and investment power over the shares held by the RIMCO Parties is exercised by the managing directors of Resource Investors Management Company Limited Partnership, and by the officers and directors of RIMCO Associates, Inc. Messrs. McCollam and Oakes, directors of the Company, are managing directors of Resource Investors Management Company Limited Partnership. Includes immediately exercisable options to purchase 30,100 shares of Common Stock held by Messrs. McCollam and Oakes.

(13) Includes immediately exercisable options to purchase 338,760 shares of Common Stock.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    On November 1, 1994, the Company loaned Mr. Little, Chairman of the Board, President and Chief Executive Officer of the Company, $55,486, which amount bears interest at 7.5% per annum, provides for annual payments of interest and for one principal payment at the end of the six-year term of the note. The loan was made to enable Mr. Little to acquire 33,699 shares of Common Stock and is secured by those shares. In February 1996, the Company loaned Mr. Little $75,000, which amount bears interest at 7.5% per annum, provides for annual payments of interest and provides for one principal payment at the end of the six-year term of the note. This loan was made to enable Mr. Little to exercise options to acquire 32,250 shares of Common Stock and is secured by those shares. The maximum indebtedness from Mr. Little to the Company during the fiscal year ended March 31, 1998 was $134,374 and the balance due on that indebtedness as of July 15, 1998 was $135,580.

    See Item 10, "Agreements Relating to Directors," in this report, for a discussion of the Voting Agreement.

    Gene Little, the father of Michael E. Little, serves as an operations consultant to the Company and received fees and expense reimbursements of approximately $54,450 in the fiscal year ended March 31, 1998.

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of theSecurities Act of 1934, the Registrant has duly caused this Annual Report on Form 10-K/A for the year ended March 31, 1998 to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of San Antonio, State of Texas, on July 29, 1998.

                                   DAWSON PRODUCTION SERVICES, INC.

                                   By: /s/ MICHAEL E. LITTLE
                                           Michael E. Little,
                                         Chairman of the Board,
                                   President and Chief Executive Officer


    Pursuant to the requirements of the Securities Act, this Registration Statement has been signed below in multiple counterparts with the effect of one original by the following persons in the capacities and on the dates indicated.

        Signature                           Title                                      Date
        ---------                           -----                                      ----
 /s/ Michael E. Little        Chairman of the Board, President,                    July 29, 1998
     Michael E. Little        Chief Executive Officer and Director
                              (Principal Executive Officer)

            *                 Chief Financial Officer                              July 29, 1998
      P. Mark Stark           (Principal Financial and Accounting Officer)

            *                 Director                                             July 29, 1998
   Wm. Ward Greenwood

            *                 Director                                             July 29, 1998
     J. Michael Bell

            *                 Director                                             July 29, 1998
    Douglas D. Lewis

            *                 Director                                             July 29, 1998
    Paul E. McCollam

            *                 Director                                             July 29, 1998
    Stephen F. Oakes

            *                 Director                                             July 29, 1998
      Russell Banks

            *                 Director                                             July 29, 1998
  Lawrence C. Petrucci

* by Michael E. Little, as attorney-in-fact.