Form 10-Q
period 1998-06-30
DAWSON PRODUCTION SERVICES INC
filed 1998-08-19
CIK 1005970

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    Form 10-Q

   [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended June 30, 1998.

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

     The number of shares outstanding of each of the issuer's classes of common stock as of August 17, 1998: Common Stock, $0.01 par value per share- 11,100,465 shares.

                        Dawson Production Services, Inc.
                               Index to Form 10-Q





PART I.  FINANCIAL INFORMATION                                 PAGE

   Item 1. Financial Statements (Unaudited)

      Consolidated Balance Sheets -
      March 31, 1997 and June 30, 1998...........................1

      Consolidated Statements of Operations -
      Three Months Ended June 30, 1997 and
      June 30, 1998..............................................2

      Consolidated Statements of Cash Flows -
      Three Months Ended June 30, 1997 and
      June 30, 1998..............................................3

      Notes to Interim Condensed Consolidated Financial
      Statements ................................................4

Item 2.  Management's Discussion and Analysis
         of Financial Condition and Results of Operations........6

PART II.  OTHER INFORMATION......................................9

SIGNATURE.......................................................11

EXHIBITS

       PART I

ITEM 1.  FINANCIAL STATEMENTS(unaudited)


                        DAWSON PRODUCTION SERVICES, INC.

                           CONSOLIDATED BALANCE SHEETS
                             (dollars in thousands)

ASSETS
                                                                       March 31,    June 30,
                                                                         1998         1998
                                                                      -----------   --------
Current assets:
     Cash and cash equivalents ....................................   $  24,964    $  30,400
     Trade receivables, substantially all pledged (net of allowance
         for doubtful accounts of $966 and $922, respectively) ....      39,632       36,779
     Other receivables ............................................         848        1,281
     Income taxes receivable ......................................       1,624          224
     Prepaid expenses and other ...................................         573        1,399
                                                                      ---------    ---------
               Total current assets ...............................      67,641       70,083
Net property and equipment ........................................     164,846      168,296
Goodwill and other assets .........................................      57,866       59,045
                                                                      ---------    ---------
               Total assets .......................................   $ 290,353    $ 297,424
                                                                      =========    =========
LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
     Accounts payable .............................................   $   8,444    $   8,333
     Accrued liabilities ..........................................       8,825       12,296
     Current portion of long-term debt ............................         353          403
     Current portion of obligations under capital leases ..........       1,086        1,336
                                                                      ---------    ---------
               Total current liabilities ..........................      18,708       22,368
                                                                      ---------    ---------
Long-term debt, net of current portion ............................       4,058        4,163
Obligations under capital leases, net of current portion ..........       3,145        4,444
Senior notes ......................................................     140,000      140,000
Deferred income taxes .............................................      10,943       11,594
Shareholders' equity :
    Preferred stock, no par value, 561 shares authorized, none
         issued and outstanding ...................................        --           --
    Common stock, $.01 par value, 20,561 shares authorized,
         11,178 and 11,203 issued and 11,078 and 11,100 ...........         112          112
         outstanding, respectively
    Paid-in capital ...............................................      97,707       98,001
    Retained earnings .............................................      17,069       18,156
    Notes receivable from officers ................................        (142)        (142)
                                                                      ---------    ---------
                                                                        114,746      116,127
    Less treasury common stock, at cost ...........................      (1,247)      (1,272)
                                                                      ---------    ---------
               Total shareholders' equity .........................     113,499      114,855
Commitments and contingencies
                                                                      ---------    ---------
               Total liabilities and shareholders' equity .........   $ 290,353    $ 297,424
                                                                      =========    =========

          See accompanying notes to consolidated financial statements.

                        DAWSON PRODUCTION SERVICES, INC.

                        CONSOLIDATED STATEMENTS OF INCOME
                                   (unaudited)
                (dollars in thousands, except per share amounts)

                                                          Three Months Ended
                                                               June 30,
                                                         ---------------------
                                                           1997          1998
                                                         --------      -------
Revenues ...........................................     $ 54,732      $ 51,798
                                                         --------      --------
Costs and expenses:
     Operating .....................................       36,104        35,336
     General and administrative ....................        7,578         5,834
     Depreciation and amortization .................        5,181         6,362
                                                         --------      --------
               Total costs and expenses ............       48,863        47,532
                                                         --------      --------
                 Operating income ..................        5,869         4,266
                                                         --------      --------
Other income and expenses:
     Interest expense ..............................        3,324         3,469
     Other expense (income), net ...................         (556)         (994)
                                                         --------      --------
               Total other income and expenses .....        2,768         2,475
                                                         --------      --------
Income before income taxes .........................        3,101         1,791
Provision for income taxes .........................        1,225           704
                                                         --------      --------
Net income .........................................     $  1,876      $  1,087
                                                         ========      ========

Earnings per common share:
     Basic .........................................     $   0.17      $   0.10
     Diluted .......................................     $   0.17      $   0.10

Weighted average common and common equivalent
  shares outstanding:
     Basic .........................................       11,126        11,099
     Diluted .......................................       11,245        11,235



          See accompanying notes to consolidated financial statements.

                        DAWSON PRODUCTION SERVICES, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)
                             (dollars in thousands)

                                                                     THREE MONTHS ENDED
                                                                           JUNE 30,
                                                                    --------------------
                                                                       1997        1998
                                                                     --------    -------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income .................................................   $  1,876    $  1,087
ADJUSTMENTS TO RECONCILE NET INCOME TO NET CASH
 PROVIDED BY OPERATING ACTIVITIES:
     Depreciation and amortization ..............................      5,181       6,362
     Allowance for doubtful accounts ............................        (75)         44
     (Gain) loss on sale of assets ..............................       --          (686)
     Increase in deferred income taxes ..........................        166         651
     (Increase) decrease in receivables .........................    (14,615)      3,776
     Increase in prepaid expense and other ......................       (666)       (826)
     Decrease (increase) in other assets ........................       (103)       (124)
     Decrease in accounts payable ...............................     (3,747)       (111)
     Increase (decrease) in accrued expenses ....................      6,326       3,471
                                                                    --------    --------
                 Net cash provided (used) by operating activities     (5,657)     13,644

CASH FLOWS FROM INVESTING ACTIVITIES:
     Acquisitions ...............................................       --        (4,356)
     Additions to property and equipment ........................     (2,157)     (4,913)
     Proceeds from sales of property ............................       --         1,344
                                                                    --------    --------
                  Net cash used in investing activities .........     (2,157)     (7,925)
CASH FLOWS FROM FINANCING ACTIVITIES:
     Payments on long-term debt .................................       (108)        (96)
     Capital lease payments .....................................        (17)       (206)
     Purchase of treasury stock .................................       --           (25)
     Exercise of common stock options and warrants ..............       --            44
                                                                    --------    --------
                   Net cash used in financing activities ........       (125)       (283)
                                                                    --------    --------
                   Net decrease in cash .........................     (7,939)      5,436
      Cash and cash equivalents at the beginning of the period ..     42,330      24,964
                                                                    --------    --------
      Cash and cash equivalents at the end of the period ........   $ 34,391    $ 30,400
                                                                    ========    ========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
   CASH PAID FOR:
                Interest ........................................   $     96    $    183
                Income taxes ....................................         53          90
SUPPLEMENTAL DISCLOSURES OF NON-CASH TRANSACTIONS:
    Assets acquired under capital lease .........................        670       1,756
    Common Stock issued to seller in  acquisition ...............       --           250
    Issuance of note payable for acquisition ....................       --           250


          See accompanying notes to consolidated financial statements.

PART I--FINANCIAL INFORMATION

DAWSON PRODUCTION SERVICES, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


1.  GENERAL

      The unaudited consolidated financial statements included herein have been prepared without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted, pursuant to such rules and regulations. These unaudited consolidated financial statements should be read in conjunction with Dawson Production Services, Inc. (the "Company's") audited consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended March 31, 1998.

      The unaudited consolidated financial information included herein reflects all adjustments, consisting only of normal recurring adjustments, which are necessary, in the opinion of management, for a fair presentation of the Company's financial position and results of operations for the interim periods presented. The interim information contained herein is not necessarily indicative of the results to be expected for the full year.

2.  ACQUISITIONS

          In April 1998, the Company acquired the assets of a small liquid service company in Texas. The aggregate purchase price was approximately $2.2 million.

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

5.   EARNINGS PER SHARE

      In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings Per Share (FAS
128)," which establishes standards for computing and presenting earnings per share. The Company has adopted this Standard for the period ended June 30, 1998. Prior period amounts have been recalculated to conform with the reporting requirements of FAS 128.

      Basic earnings per share is computed by deducting preferred dividends from net income in order to determine net income attributable to common shareholders. This amount is then divided by the weighted average number of common shares outstanding. Diluted earnings per share is determined by dividing net income plus tax effected convertible debt interest by the weighted average number of common shares outstanding during the year after giving effect for dilutive potential common shares arising from stock options, convertible debt, and/or preferred stock assumed converted to common stock.

The computation of shares used in diluted earnings per share is as follows:

                                                         THREE MONTHS
                                                         ENDED JUNE 30,
                                                      -------------------
                                                        1997        1998
                                                       ------      ------
Weighted average outstanding common shares ........    11,126      11,099
Effect of dilutive securities-stock options .......       119         136
                                                       ------      ------
Shares used in earnings per share computation .....    11,245      11,235
                                                       ======      ======

6.  NEW PRONOUNCEMENTS

      In June 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 130 "Reporting Comprehensive Income," which establishes standards for reporting and display of comprehensive income and its components in the financial statements. SFAS No. 130 is effective for fiscal years beginning after December 15, 1997. The Company had no other comprehensive income. The FASB also issued in June 1997 SFAS No. 131 "Disclosures About Segments of an Enterprise and Related Information," which establishes new standards for the way public companies disclose information about operating segments, products and services, geographic areas and major customers. SFAS No. 131 is effective for financial statements for fiscal years beginning after December 15, 1997. The Company believes SFAS 131 will not have a material impact on its financial statements and disclosures.

      In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," which establishes standards of accounting and reporting for derivative instruments and for hedging activities. It requires that all derivatives be recognized as either assets and liabilities in the statement of financial position and measures these instruments at fair value. This statement is effective for financial statements for years beginning after June 15, 1999. The Company believes SFAS No. 133 will not have a material impact on its financial statements and disclosures.

7.  SUBSEQUENT EVENTS


       On August 11, 1998, the Company entered into an Agreement and Plan of Merger (the "Merger Agreement") between the Company, Midland Acquisition Corp. ("Midland") and Key Energy Group, Inc. ("Key"). The Merger Agreement provides for the tender offer (the "Offer") by Midland to purchase for cash all outstanding shares of the Company's Common Stock at $17.50 per share. The Merger Agreement also provides, among other things, that following consummation of the Offer and satisfaction or waiver of the conditions set forth in the Merger Agreement, Midland will be merged with and into the Company, the separate corporate existence of Midland will cease and the Company will continue as the surviving corporation and a directly wholly owned subsidiary of Key.

      On or about August 14, 1998, the Company entered into an Asset Purchase Agreement pursuant to which it has agreed, subject to the satisfaction of certain post-closing covenants, including due diligence, to purchase substantially all of the operating assets of Hellums Services II, Inc., Superior Completion Services, Inc., South Texas Disposal, Inc. and Elsik II, Inc. (the "Hellums Group") in exchange for $46,000,000 in cash (the "Hellums Transaction"). The parties have agreed to close the Hellums Transaction on or about the date of the closing of the transactions contemplated by the Merger Agreement with Key (the "Key Transaction"); provided, however, that if the Key Transaction does not close, the Company has the option of paying $11,000,000 of the purchase price for the Hellums Group in the form of 880,000 shares of the Company's common stock. If the Key Transaction does not close, the Company anticipates that, in order to close the Hellums Transaction, it will be required to borrow funds to pay the cash portion of the purchase price by drawing down on its bank line of credit. See "Management's Discussion and Analysis of Financial Condition and Results of Operations- Liquidity and Capital Resources; -Credit Facilities and Long Term Debt."

ITEM  2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
           CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Information

   This Quarterly Report on Form 10-Q includes "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and
Section 21E of the Securities Exchange Act of 1934, as amended. All statements other than statements of historical information provided herein are forward-looking and may contain information about financial results, economic conditions, trends and known uncertainties. The Company cautions the reader that actual results could differ materially from those expected by the Company depending on the outcome of certain factors, including without limitation (i) fluctuations in the price of oil and natural gas, competition, operating risk, acquisition risk, liquidity and capital requirements and the effect of government and environmental regulations and (ii) adverse changes in the market for the Company's services. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. The Company undertakes no obligation to release publicly the results of any revisions to these forward-looking statements which may be made to reflect events or circumstances after the date hereon, including without limitation, changes in the Company's business strategy or planned capital expenditures, or to reflect the occurrence of unanticipated events.

Subsequent Events

      On August 11, 1998, the Company entered into an Agreement and Plan of Merger (the "Merger Agreement") between the Company, Midland Acquisition Corp. ("Midland") and Key Energy Group, Inc. ("Key"). The Merger Agreement provides for the tender offer (the "Offer") by Midland to purchase for cash all outstanding shares of the Company's Common Stock at $17.50 per share. The Merger Agreement also provides, among other things, that following consummation of the Offer and satisfaction or waiver of the conditions set forth in the Merger Agreement, Midland will be merged with and into the Company, the separate corporate existence of Midland will cease and the Company will continue as the surviving corporation and a directly wholly owned subsidiary of Key.

      On or about August 14, 1998, the Company entered into an Asset Purchase Agreement pursuant to which it has agreed, subject to the satisfaction of certain post-closing covenants, including due diligence, to purchase substantially all of the operating assets of Hellums Services II, Inc., Superior Completion Services, Inc., South Texas Disposal, Inc. and Elsik II, Inc. (the "Hellums Group") in exchange for $46,000,000 in cash (the "Hellums Transaction"). The parties have agreed to close the Hellums Transaction on or about the date of the closing of the transactions contemplated by the Merger Agreement with Key (the "Key Transaction"); provided, however, that if the Key Transaction does not close, the Company has the option of paying $11,000,000 of the purchase price for the Hellums Group in the form of 880,000 shares of the Company's common stock. If the Key Transaction does not close, the Company anticipates that, in order to close the Hellums Transaction, it will be required to borrow funds to pay the cash portion of the purchase price by drawing down on its bank line of credit. See "Management's Discussion and Analysis of Financial Condition and Results of Operations- Liquidity and Capital Resources; -Credit Facilities and Long Term Debt."


Results of Operations - Quarters Ended June 30, 1998 and 1997

   Revenues. Revenues were $51.8 million in the quarter ended June 30, 1998, a 5% decrease compared with revenues of $54.7 million in the quarter ended June 30, 1997. Compared to the same period in 1997, revenues in the quarter ended June 30, 1998 decreased by 11% in the workover line of business, while the liquid and production services lines of business increased 6%. The overall decrease in revenues is primarily attributable to the decline in the price of crude oil. The decline in oil prices has decreased utilization primarily in the Gulf Coast and Permian Basin Regions.

   Operating Costs. Operating costs for the quarter ended June 30, 1998 were $35.3 million, a decrease of 2% from $36.1 million for the quarter ended June 30, 1997. This decrease corresponds with the decline in revenue. Operating costs as a percent of revenue increased to 68% for the quarter ended June 30, 1998 as compared to 66% for the quarter ended June 30, 1997.

   General and Administrative Expenses. General and administrative expenses for the quarter ended June 30, 1998 were $5.8 million, a decrease of 23% from $7.6 million for the quarter ended June 30, 1997. This decrease was due primarily to the Company responding to the decrease in revenue by reducing administrative costs. As a percentage of revenues, general and administrative expenses decreased to 11% for the quarter ended June 30, 1998, compared to 14% for the quarter ended June 30, 1997.

   Depreciation and Amortization. Depreciation and amortization expense for the quarter ended June 30, 1998 was $6.4 million, an increase of 23% from $5.2 million for the quarter ended June 30, 1997. This increase was due to a substantial increase in the Company's asset base resulting from acquisitions in fiscal 1998.

   Interest Expense. Interest expense in the first quarter of 1998 was $3.5 million compared to $3.3 million in the first quarter of 1997. This increase is substantially due to additional debt incurred for acquisitions in fiscal 1998.

   Other Income. Other income and expense (net) in the first quarter of 1998, was $1.0 million compared to $0.6 million in the first quarter of 1997. This increase is attributable primarily to gain on sale of assets due to an auction.

   Net Income. For the quarter ended June 30, 1998, the Company had net income of $1.1 million, a 42% decrease in earnings over the $1.9 million for the quarter ended June 30, 1997. The decrease in earnings is attributed to the decline in the price of crude oil, which reduced utilization of the Company's services.

Liquidity and Capital Resources

   Cash Flows. The Company had cash and cash equivalents of $30.4 million at June 30, 1998 compared to $25.0 million at March 31, 1998. Working capital was $47.7 million and $48.9 million at June 30, 1998 and March 31, 1998, respectively. The Company used $9.3 million and $2.1 million for investing activities for capital expenditures for the three months ended June 30, 1998 and 1997, respectively. The Company anticipates that fiscal 1999 capital expenditures will consist of approximately $21.7 million for improvements to its existing equipment and expanding capital additions. Acquisitions of additional assets and businesses are expected to continue to be an important part of the Company's strategy for growth. The Company would, under certain circumstances, need to obtain additional financing to fund such acquisitions. If the Company is unable to locate suitable acquisitions or to obtain financing on acceptable terms, the Company's growth will be adversely affected. While the Company believes it will be able to negotiate favorable acquisitions and financing, there can be no assurance that this will be the case.

   Credit Facilities and Long-term Debt. The Company has available a bank line of credit to finance temporary working capital requirements and to support the issuance of letters of credit. The maximum availability is the lesser of (i) $50.0 million or (ii) a calculated amount based on a percentage of accounts receivable meeting a certain criteria. This line of credit is secured by a first lien security interest on the Company's accounts receivable. Borrowings under this line of credit mature on February 20, 1999. The Company had not drawn against the Working Line as of June 30, 1998, but has used the line to secure letters of credit totaling $1.8 million related to its worker's compensation insurance program.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         No matters have been submitted to a vote of security holders during the quarter ended June 30, 1998.

ITEM 5.  OTHER INFORMATION

       On August 11, 1998, the Company entered into an Agreement and Plan of Merger (the "Merger Agreement") between the Company, Midland Acquisition Corp. ("Midland") and Key Energy Group, Inc. ("Key"). The Merger Agreement provides for the tender offer (the "Offer") by Midland to purchase for cash all outstanding shares of the Company's Common Stock at $17.50 per share. The Merger Agreement also provides, among other things, that following consummation of the Offer and satisfaction or waiver of the conditions set forth in the Merger Agreement, Midland will be merged with and into the Company, the separate corporate existence of Midland will cease and the Company will continue as the surviving corporation and a directly wholly owned subsidiary of Key.

      On or about August 14, 1998, the Company entered into an Asset Purchase Agreement pursuant to which it has agreed, subject to the satisfaction of certain post-closing covenants, including due diligence, to purchase substantially all of the operating assets of Hellums Services II, Inc., Superior Completion Services, Inc., South Texas Disposal, Inc. and Elsik II, Inc. (the "Hellums Group") in exchange for $46,000,000 in cash (the "Hellums Transaction"). The parties have agreed to close the Hellums Transaction on or about the date of the closing of the transactions contemplated by the Merger Agreement with Key (the "Key Transaction"); provided, however, that if the Key Transaction does not close, the Company has the option of paying $11,000,000 of the purchase price for the Hellums Group in the form of 880,000 shares of the Company's common stock. If the Key Transaction does not close, the Company anticipates that, in order to close the Hellums Transaction, it will be required to borrow funds to pay the cash portion of the purchase price by drawing down on its bank line of credit. See "Management's Discussion and Analysis of Financial Condition and Results of Operations- Liquidity and Capital Resources; -Credit Facilities and Long Term Debt."

ITEM 6.  EXHIBITS


      a.    10.27  Form Indemnification Agreement

            10.28 Amendment No. 1 to Executive Employment Agreement dated as of April 1, 1998 between the Company and Michael E. Little

            10.29 Amendment No. 2 to Executive Employment Agreement dated August 10, 1998 by and between the Company and Michael E. Little

            10.30 Executive Employment Agreement dated July 1, 1998 between the Company and James J. Byerlotzer

            10.31 Amendment No. 1 to Executive Employment Agreement dated as of August 10, 1998 by and between the Company and James J. Byerlotzer

            10.32 Executive Employment Agreement dated as of April 1, 1998 between the Company and P. Mark Stark

            10.33 Amendment No. 1 to Executive Employment Agreement dated as of August 10, 1998 by and between the Company and P. Mark Stark

            10.34 Amendment No. 1 to Executive Employment Agreement dated as of August 10, 1998 by and between the Company and Joseph Eustace

            10.35  Dawson Production Services, Inc. Employee Severance Pay Plan

            10.36 Resolution of the Board of Directors of the Company dated August 7, 1998 amending the Rights Agreement

            10.37 Agreement and Plan of Merger dated on or about August 11, 1998 by and between the Company, Midland Acquisition Corp. and Key Energy Group

            10.38 Asset Purchase Agreement dated August 14, 1998 by and between Dawson Production Partners, L.P., Dawson Production Services, Inc., Hellums Services II, Inc., Superior Completion Services, Inc., South Texas Disposal, Inc., Elsik II, Inc. and Roger D. Hellums, Charles C. Forbes, Jr., Robert W. Radle, Jr. Ronald D. Brieden, John E. Crisp, Charles Talley and James J. Acker.

            11.1   Earnings per share computations.


      b.     Reports on Form 8-K
            In a Current Report on Form 8-K dated July 30, 1998, the Company reported four resolutions amending the bylaws of the corporation.

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized.


                                      DAWSON PRODUCTION SERVICES, INC.



                                      By: /s/ MICHAEL E. LITTLE
                                              Michael E. Little
                                              Chief Executive Officer



                                      Date:   August 19, 1998